Form 10-K
period 1995-09-30
AUTOMEDIX SCIENCES INC
filed 1996-09-13
CIK 754568

                        SECURITY AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

                 For the fiscal year ended : September 30, 1995

                         Commission File Number: 0-16472


                            AUTOMEDIX SCIENCES, INC.


              Illinois                            36-3021754
       (State of Incorporation)        (IRS Employer Identification No.)

       2801 Barranca Parkway, Irvine, California                92714
         (Address of Principal Offices)                       (Zip Code)

                                 (714) 559-5300
                          Registrant's telephone number

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock $.01 Par Value
                                 Title of Class

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            Yes /   / No / X /


         As of September 30, 1995, the aggregate market value of the voting stock held by non-affiliates of the Registrant was:

          Common Stock $.01 par value                       $0.00

         As of September 30, 1995, the Registrant had outstanding 12,500,000 shares of its $.01 par value Common Stock.

                                     PART I


ITEM 1.  BUSINESS:

(a) General Nature and Development of Business

             Automedix Sciences, Inc. (the Company) was incorporated pursuant to the laws of Illinois on December 29, 1978 under the name Biomedics, Inc. Since 1986, the Company has been engaged in the development and manufacturing of two indoyl hydroxylase (INDH) enzymes, which metabolize (decompose) indole compounds, such as the amino acid L-tryptophan and the neurotransmitters serotinin and melatonin in blood and tissues.

             During the year ended September 30, 1992, the Company terminated its operations, liquidated all assets and liabilities and only the Chairman and some Board Directors remain to see if they can reenergize the Company by looking for possible acquisitions or business combinations.


ITEM 2.  PROPERTIES:

             The Company moved to the Chairman's address of business located at 2801 Barranca Parkway, Irvine, California 92714.


ITEM 3.  LEGAL PROCEEDINGS:

             None.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS:

             None.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANTS' SECURITIES AND RELATED SECURITY
         HOLDER MATTERS:


           There was no market for the Company's common stock at September 30, 1995.


ITEM 6. SELECTED FINANCIAL DATA:


                                          Years Ended September 30,
                                          -------------------------
                                                                                       Period
                                                                                        From
                                                                                      Inception
                                1995       1994       1993       1992      1991      to 9/30/95
                                ----       ----       ----       ----      ----      ----------
      Statement of
      Operations Data (1):
        Interest income         $   0      $   0    $     0   $    546   $ 10,352    $  783,037
        Net loss                    0          0     58,610    137,280    323,549     5,924,059
        Net loss per share        .00        .00        .01        .02        .05          0.67

      Balance Sheet Data:                         September 30,


                                  1995        1994       1993        1992         1991
                                  ----        ----       ----        ----         ----

        Total assets              $  0        $  0       $  0        $  0      $143,350
        Capital lease
          obligation                 0           0          0           0             0
        Stockholders' Equity         0           0          0           0       137,280

      (1) The selected financial data includes the financial information of Automedix Sciences, Inc., from the date of its inception (October 18, 1984) to the date of its merger with the Company on March 25, 1987, in a transaction accounted for as a pooling of interests.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

         Since its inception, the Company has been primarily engaged in the research and development of its proposed products and has not realized any revenues from medical products sales.

         The Company's primary source sponsored research and development activities clinical trials with its Blood L - Tryptophan Depletion (BTD) device and laboratory research studies with its enzymes - were suspended as of January 15, 1991 due to lack of available funds to support such activities. A government sponsored research study with the Company's BTD devices was successfully completed in June 1991.

         Due to a lack of capital on March 31, 1992, the Company ceased all further operations. Also effective on March 31, 1992, the Company's President, Robert Murtfeldt, resigned his position with the Company. As of June 30, 1992, the Company sold its property and equipment, liquidated all other assets and paid all of its liabilities. The Board Chairman is still searching for acquisitions or business combinations to reenergize the Company.

Liquidity and Capital Resources:

         The Company liquidated all assets and settled all liabilities in the fiscal year ended September 30, 1992, the Company has zero equity. There has been no change in the Company's financial condition in the fiscal year ended September 30, 1995, nor are there any events leading to acquisitions prospects or business combinations.

Results of Operations, 1995 vs 1994:

         The Company had no transactions during the fiscal years ended September 30, 1995 and 1994.

Results of Operations, 1994 vs 1993:

         The Company had no activity during fiscal year ended September 30, 1994. However, the Chairman is still seeking business acquisitions or business combinations.

Results of Operations, 1993 vs 1992:

         The Company issued 5,861,000 shares of $.01 par value totaling $58,610 to several board members and a consultant for services rendered during the year to seek acquisitions or business combinations. There were no transactions pending from the above search activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

         Financial statements are included on pages F-1 through F-8

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

         None.

                                    PART III


ITEM 10.  OFFICERS, DIRECTORS, KEY EMPLOYEES AND CONSULTANTS:

             As of September 30, 1995, the only people that still remain with the Company for the purpose of acquisitions or strategic partnering are:

       Name                 Age               Position with Company
       ----                 ---               ---------------------

  Marvin P. Loeb             69         Chairman of the Board and Director

  Richard Horowitz           55         Director

  Bruce Barron               40         Director

  Donald Baker               66         Director

         All directors hold office until the next meeting of the shareholders of the Company and until their successors have been elected and qualified. Officers hold office at the discretion of the Board of Directors.

ITEM 11.  MANAGEMENT RENUMERATION:

         During the fiscal year ended September 30, 1995, there was no compensation earned.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

         Security Ownership of Certain Beneficial Owners. The following table sets forth the name of the current directors and of beneficial owner of more than 5% of the Company's voting stock known by the Company, the number of shares beneficially owned as of December 31, 1995, and the percent of the total shares outstanding so owned. The person named in the table has sole investment and voting power in respect to the shares set forth opposite his name, except as otherwise indicated.

                                                   Number of Shares        Percent of
                                                   of Common Stock      Outstanding Shares
                 Name          Position Held           Owned (1)             Owned  (1)
                 ----          -------------       ----------------     ------------------
           Marvin P. Loeb      Chairman,             4,932,770              39.46%(2)

           Bruce N. Barron     Director              1,036,260               8.29%(3)

           Don Baker           Director                200,000                1.6%

           Richard Horowitz    Director                373,000               2.98%(4)

           All Directors and                         6,542,030              52.34%
           Officers as a
           Group (4 persons)

(1) All shares are beneficially owned, and sole voting and investment power is held, by the persons named except as otherwise noted.

(2) Includes 371,270 shares of Class B Common Stock and 108,500 shares of Common Stock held by the Marvin P. Loeb Irrevocable Living Trust, of which Mr. Loeb is the sole Trustee, and 190,000 shares of Class B Common Stock held by Mr Loeb as Nominee, as to which he disclaims beneficial interest.

(3) Includes 14,000 shares of Class B Common Stock held by Mr. Barron's immediate family. Does not include any shares held by the Marvin P. Loeb Trust, of which members of Mr. Barron's immediate family, but not Mr. Barron, are beneficiaries.

(4) Includes 173,000 shares beneficially owned by the law firm of Heller, Horowitz & Feit, P.C., of which Mr. Horowitz is a principal.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS GENERAL:

         The Board Director is still seeking to find equity capital or acquisitions or strategic partnerships to reenergize the Company. In the future these people may be compensated by the issuance of the Company's common stock for past and future services. Please refer to transaction involving board members receiving common stock for services rendered under management discussion and analysis discussing results of operations for fiscal year ended September 30, 1993.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES & 8-K'S:

(a) Financial Statements:

            (1) Reports of Independent Accountants.......................F-1

            (2) Balance Sheet............................................F-2

            (3) Statement of Operations..................................F-3

            (4) Statement of Shareholders' Equity........................F-4

            (5) Statement of Cash Flows..................................F-5

            (6) Notes to Financial Statements.....................F-6 to F-8

(b) Reports on Form 8-K Filed During Last Quarter of Fiscal Year

         None.

(c) Exhibits

         Registrant hereby incorporates by references to the following documents filed as a part of Form S-1 Registration Statement of Automedix Sciences, Inc. declared effective on March 25, 1987 (2-93606).

         3.1 Articles of Incorporation.
         3.2 Amendment to Articles of Incorporation.
         3.3 By-laws as amended.
         3.4 June 19, 1986 Amendment to Articles of Incorporation.
         4.2 Incentive Stock Option Plan.
         10.1 Employment agreement between the Company and Robert P. Loeb.
         10.3 Employment agreement between the Company and Robert L. Murtfeldt.
         10.4 Consulting Agreements between the Company and Drs. Block, Schmer and Babb.
         10.6 December 29, 1978 Transfer Agreement between Babb, Scribner, Loeb and Biomedics Partners.
         10.8  Employment agreement between the Company and Robert P. Loeb.
         10.10 Form of Exchange Offer to Shareholders of Automedix Sciences,
               Inc.
         10.11 July 1, 1981 Transfer Agreement between Trimedyne, Inc. and Gottfried Schmer, M.D.
         10.12 July 6, 1984 Addendum to July 1, 1981 Transfer Agreement.
         10.13 Assignment of Patents from Trimedyne, Inc. to the Company.
         10.14 December 19, 1984 Marketing Agreement between Haemonetics Corporation and the Company.
         10.15 R&D Contract Agreements of Drs. Block, Trentham and Scribner.

(d) Schedules

         No schedules are included for the reasons that they are not required or are not applicable or the required information is shown in the financial statements and note thereto.

                                ACCOUNTANTS' COMPILATION REPORT


      Board of Directors
      Automedix Sciences, Inc.
      (a development stage company)
      Irvine, California


      We have compiled the accompanying balance sheet of Automedix Sciences, Inc. (a development stage company) as of September 30, 1995 and related statements of operations, changes in stockholders' equity and cash flows for the twelve months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

      A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and accordingly, do not express an opinion or any form of assurance on them.






      Culver City, California
      August 13, 1996

                            AUTOMEDIX SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS

                                                                   SEPTEMBER 30,  SEPTEMBER 30,
                                                                       1995           1994
                                                                       ----           ----
      Current assets:
        Cash                                                       $         0    $         0
        Certificates of deposit                                              0              0
        Other current assets                                                 0              0
                                                                   -----------    -----------

                  Total current assets                                       0              0
                                                                   -----------    -----------

      Property, and equipment, net of accumulated
        depreciation of $0 and $0 respectively                               0              0
      Other assets                                                           0              0
                                                                   -----------    -----------

                  Total assets                                     $         0    $         0
                                                                   -----------    -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

      Current liabilities:
        Accounts payable                                           $         0    $         0
                                                                   -----------    -----------

                  Total current liabilities                                  0              0
                                                                   -----------    -----------

      Stockholders' equity:
        Common stock $.01 par value, authorized, 20,000,000 shares
          issued and outstanding 11,255,416 for each year              112,555        112,555
      Class B Common stock, $.01 par value, authorized
          2,250,000 shares issued and outstanding
          1,244,584 shares for each year                                12,445         12,445
        Capital in excess of par value                               5,799,059      5,799,059
        Accumulated deficit during the development stage            (5,924,059)    (5,924,059)
                                                                   -----------    -----------
                                                                             0              0
                  Total stockholders' equity                                 0              0
                                                                   -----------    -----------

                  Total liabilities & stockholders' equity         $         0    $         0
                                                                   -----------    -----------


                           See accompanying notes to financial statements

                            AUTOMEDIX SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                            Period From
                                                                           Inception to
                                           Years Ended September 30,       September 30,
                                           -------------------------
                                         1994         1994        1993          1995
                                         ----         ----        ----          ----
Income:
  Interest                          $         0  $         0  $        0   $   783,037
  Other                                       0            0           0       110,097
                                    -----------  -----------  ----------    ----------
                                              0            0           0       893,134
                                    -----------  -----------  ----------    ----------

Cost and expenses:
  Research and development          $         0  $         0  $        0     2,998,312
  Salaries and wages                          0            0           0     1,592,185
  Legal and professional fees                 0            0           0       505,659
  Rent                                        0            0           0       161,902
  Depreciation and amortization               0            0           0       227,287
  Other general and administration
    expenses                                  0            0      58,610     1,331,848
                                    -----------  -----------  ----------    ----------
                                              0            0      58,610     6,817,193
                                    -----------  -----------  ----------    ----------
  Net loss                          $         0  $         0  $   58,610   $(5,924,059)
                                    -----------  -----------  ----------    ----------
  Net loss per share                $       .00  $       .00  $     (.01)  $     (0.67)
                                    -----------  -----------  ----------    ----------
  Weighted average common shares
  outstanding                        12,500,000   12,500,000   7,106,583     8,940,600
                                    -----------  -----------  ----------    ----------

                            AUTOMEDIX SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                     Deficit

                                                                      Class A                 Accumulated
                                  Total               Class B        Redeemable   Capital in  During the              Total Stock-
                              Common Stock         Common Stock     Common Stock   Excess of  Development   Treasury     Holders'
                            Shares     Amount    Shares     Amount    Warrants    Par Value      Stage        Stock       Equity

At September 30, 1992      5,394,416    53,945  1,244,584    12,445           0    5,799,173   (5,865,449)    (114)           0

Common Stock issued for
 compensation expense      5,861,000    58,610          0         0           0            0            0        0       58,610
Retired Treasury
 Stock                             0         0          0         0           0         (114)                  114            0
Net Loss                           0         0          0         0           0            0      (58,610)       0      (58,610)
                          ----------  --------  ---------   -------        ----   ----------  -----------      ---     --------

At September 30, 1993     11,255,416  $112,555  1,244,584   $12,445        $  0   $5,799,059  $(5,924,059)       0     $      0
                          ==========  ========  =========   =======        ====   ==========  ===========      ===     ========



Note:

At September 30, 1994 and 1995, same balances as September 30, 1993. There were no transactions during the fiscal year ended September 30, 1994 and 1995.

                            AUTOMEDIX SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                                Period From
                                                 YEARS ENDED SEPTEMBER 30,      Inception to
                                               ----------------------------     September 30,
                                               1995        1994        1993         1995
                                               ----        ----        ----         ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                    $  0        $ 0      $(58,610)  $(5,924,059)
 Adjustments to reconcile net loss to
 net cash used by operating activities
   Depreciation and amortization                  0          0             0       243,209
   Loss on sale of property and
     equipment                                    0          0             0         8,317
   Compensation expense related to
     issuance of stock                            0          0        58,610       275,674
   Other current assets                                                              6,967
   Other assets                                                                     45,560
   Accounts payable                               0          0             0             0
                                               ----        ---      --------   -----------
      Net cash used by operating
      activities                                  0          0             0    (5,344,332)
                                               ----        ---      --------   -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of certificates of deposits
     and marketable securities                    0          0             0    (3,599,636)
   Redemption of certificates of deposits
     and sale of marketable securities            0          0             0     3,599,636
   Patents, licenses and organizational
     costs                                        0          0             0       (32,827)
   Disposals (purchase) of property and
     equipment, net                               0          0             0      (230,967)
                                               ----        ---      --------   -----------
      Net cash provided (used) investing
      activities                                  0          0             0      (263,794)
                                               ----        ---      --------   -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of ownership interests
     prior to acquisition by Trimedyne            0          0             0       552,659
   Proceeds from sale of common stock and
     exercise of stock options                    0          0             0     5,095,840
   Capitalized lease obligations                  0          0             0        79,263
   Payments on capital lease obligations          0          0             0       (79,263)
   Purchase of long-term deposit and other
     assets                                       0          0             0       (40,259)
   Repurchase of 113,880 shares of Class B
     common stock                                 0          0             0          (114)
                                               ----        ---      --------   -----------

      Net cash (used) provided by financing
      activities                                  0          0             0     5,608,126
                                               ----        ---      --------   -----------

      Net decrease in cash                        0          0             0             0

      Cash, beginning of period                   0          0             0             0
                                               ----        ---      --------   -----------

      Cash, end of period                      $  0          0             0             0
                                               ----        ---      --------   -----------

                            AUTOMEDIX SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993


NOTE 1 - THE COMPANY:

         Automedix Sciences, Inc. (the Company) was incorporated in the State of Illinois on December 29, 1978 under the name of Biomedics, Inc. The Company changed its name to Trimedyne Biomedical, Inc. on August 17, 1984 after its acquisition by Trimedyne, Inc. (Trimedyne) in September 1980, and to Automedix Sciences on March 31, 1986. On March 25, 1987, upon the completion of an initial public offer in of its stock (Note
         5), the Company merged with Automedix, Inc. in a transaction accounted for as a pooling of interests (Note 4). Also upon completion of the public offering, Trimedyne distributed substantial all of its holdings in the Company to Trimedyne's shareholders.

         The Company and its predecessors' companies have been engaged only in the organization and administration of research and development activities conducted primarily through consulting arrangements and under grants and contracts with university research institutions, manufacturers and others. Under the terms of these arrangements grants are paid directly by the Company to the beneficiary organizations. The Company is entitled to the benefits of any technology developed, either royalty-free or in return for royalties on future sales of products developed and sold (Note 8).

         In November 1990, the Company completed an in vivo study to further determine CC CCCC the anticancer potential of its enzymes. In July 1991, the U.S. Government sponsored and completed an in vivo study to determine the potential use of the CC CCCC Company's enzymes for treating an immune disease. Continuance of the trial and further FDA trial expansions are contingent upon raising additional capital.

         In January 1991, all Company sponsored research programs, including the Company's clinical trials, Company sponsored laboratory studies and manufacturing of the Company's enzymes and BTD devices was suspended, due to lack of available capital to support such activities. Continuance of these activities is contingent upon raising additional capital.

         In the nine months ended June 30, 1992, the Company ceased operations, liquidated all assets and liabilities, terminated all its employees and vacated its offices. At September 30, 1992 only the Chairman and some of the Board Directors remain to see if they can reenergize the Company through acquisitions or strategic partnerships. There was no activity during the fiscal year September 30, 1995.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Net Loss Per Share

         Net loss per share is computed on the basis of weighted average shares outstanding for each period presented, adjusted to give effect to stock dividends. Common stock equivalents (options and warrants) have been excluded from the calculation for all periods presented because they were determined to be anti-dilutive.

         Research and Development Costs

         Research and development costs are expensed as incurred.

                            AUTOMEDIX SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D):

         Property and Equipment

         Furniture, fixtures and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives of five years.

         Statement of Cash Flows

         Cash - for purposes of reporting cash flows, cash includes cash on hand, amounts due from banks and short-term investments.


NOTE 3 - TRANSACTIONS WITH TRIMEDYNE, INC.:

         For the period subsequent to its acquisition by Trimedyne, Inc. (Trimedyne) on September 30, 1980 (Note 1) and prior to the completion of its initial public offering on March 25, 1987 (Note 6), substantially all of the Company's expenses were incurred by Trimedyne on the Company's behalf or allocated to the Company by Trimedyne. As a part of a negotiated settlement in fiscal year 1988, Trimedyne forgave $102,871 due it for costs incurred by Trimedyne on behalf of the Company at September 30, 1987.


NOTE 4 - COMMON STOCK:

         At September 30, 1995, the Common Stock was worthless. There was no market for the Company's common stock.

         Shares of Common Stock and Class B Common Stock carry identical rights, except that holders of Class B Common Stock are entitled to elect a majority of the Company's Board of Directors; shares of Class B Common Stock cannot be sold until after June 30, 1993; and the Class B Common Stock is convertible on a share-for-share basis at any time into common stock.

NOTE 5 - STOCK OPTIONS AND WARRANTS:

         The Company currently has available for future grants no shares under its Incentive Stock Option Plan. Non Incentive Qualified Options Price Stock Stock Range Options Options

                                                                              Non
                                                            Incentive       Qualified
                                            Options Price     Stock           Stock
                                                Range        Options         Options
                                            -------------   ---------       ---------

         Outstanding at September
         30, 1993, 1994 and 1995.....           $0.05          NONE           NONE
                                                               ----           ----

         During the fiscal year ended September 30, 1992, both options had expired as a result of all employees terminated during the second and third quarter of 1992.

         The Company issued a total of 3,450,000 Class A Warrants in connection with its initial public offering. As of September 30, 1992, all Class A Warrants had expired.

                            AUTOMEDIX SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993


NOTE 6 - INCOME TAXES:

         As of September 30, 1995, the Company has net operating loss carryforwards available of approximately $4,636,000 and $4,641,000 for financial reporting and federal income tax purposes, respectively. The difference in net operating losses for financial reporting and federal income tax purposes is caused by timing differences in the recognition of various expenses which, in certain instances, have been capitalized for tax purposes. If not applied against future taxable income, the loss carryforwards will expire from 2003 to 2009. The amount of loss carryforwards that can be utilized against income in any given year is subject to an annual limitation triggered by the change in the Company's ownership during 1987. No tax benefit relating to the losses has been recorded, as its realization cannot be assured.


NOTE 7 - COMMITMENTS:

         Beginning July 1, 1992, the Company's facilities were relocated to the Board Chairman's Business location. As of September 30, 1995, there were no company commitments for rent, or any contingent liabilities.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or Section 15 (d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf by the Registrant and in the capacities and on the dates indicated:


       Signatures                      Title                   Date
       ----------                      -----                   ----



____________________________    Chairman and Director      August 14, 1996
Marvin P. Loeb                  Chief Executive Officer
                                (Principal Financial
                                 & Accounting Officer)

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or Section 15 (d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf by the Registrant and in the capacities and on the dates indicated:


         Signatures                      Title                   Date
         ----------                      -----                   ----


    /s/ Marvin P. Loeb
  ____________________________    Chairman and Director      August 14, 1996
  Marvin P. Loeb                  Chief Executive Officer
                                  (Principal Financial
                                   & Accounting Officer)

    /s/ Richard F. Horowitz
  ____________________________    Director                September 13, 1996
  Richard F. Horowitz



    /s/ Bruce Barron
  ____________________________    Director                September 13, 1996
  Bruce Barron



  ____________________________    Director
  Don Baker

                                EXHIBIT INDEX


EXHIBIT NO.                                    DESCRIPTION

    27                                   FINANCIAL DATA SCHEDULE