Form 10-Q
period 1996-06-30
AUTOMEDIX SCIENCES INC
filed 1996-09-13
CIK 754568

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 1996
                         Commission File Number 0-16472

                           AUTOMEDIX SCIENCES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                 Illinois                                  36-3021754
     -------------------------------                  ----------------------
     (State or other Jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification Number)

       2801 Barranca Parkway, Irvine, California                   92714
       -----------------------------------------------------------------
       (Address of principal executive offices)               (Zip Code)

                                 (714) 559-5300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to file such filing requirements for the past ninety days.

                                  Yes      No  X
                                     -----   -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

             11,255,416 shares of common stock, $0.01 Par Value and
             --------------------------------------------------------
            1,244,584 shares of Class B Common Stock, $0.01 Par Value
            ---------------------------------------------------------
                          outstanding at July 25, 1996
                          ----------------------------

                            AUTOMEDIX SCIENCES, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page Number

PART I. FINANCIAL INFORMATION

(Information for the three months ended June 30, 1996 and the nine months ended June 30, 1996 is unaudited)

Financial statements:

          Balance sheets as of June 30, 1996, and September 30, 1995 ......      I - 1

          Statements of operations for the three months and nine months ended June 30, 1996 and three and nine months ended June 30,
          1995 ............................................................     II - 2

          Statements of cash flows for the nine months ended June 30, 1996
          and 1995 ........................................................    III - 3

          Notes to financial statements ...................................     IV - 4

          Management's discussion and analysis of Financial Condition and
          results of operations ...........................................      V - 5

PART II - OTHER INFORMATION

          Other information ...............................................     VI - 1

          Signatures ......................................................     VI - 2

                            AUTOMEDIX SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS

                                                                           JUNE 30,        SEPTEMBER 30,
                                                                             1996              1995
                                                                         -----------        -----------
      Current assets:
        Cash                                                             $         0        $         0
        Other current assets                                                       0                  0
                                                                         -----------        -----------
                  Total current assets                                             0                  0

      Property, and equipment, net of accumulated
        depreciation of $0                                                         0                  0

      Other assets                                                                 0                  0
                                                                         -----------        -----------
                  Total assets                                           $         0        $         0
                                                                         ===========        ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

      Current liabilities:
        Accounts payable                                                 $         0        $         0
                                                                         -----------        -----------
                  Total current liabilities                                        0                  0
                                                                         -----------        -----------

      Stockholders' equity:
        Common stock $.01 par value, authorized, 20,000,000 shares
          issued and outstanding 11,255,416 for each year                    112,555            112,555
        Class B Common stock, $.01 par value, authorized
          2,250,000 shares issued and outstanding 1,244,584
          for each year                                                       12,445             12,445
        Capital in excess of par value                                     5,799,059          5,799,059
        Accumulated deficit during the development stage                  (5,924,059)        (5,924,059)
                                                                         -----------        -----------
                                                                                   0                  0
                  Total stockholders' equity                                       0                  0
                                                                         -----------        -----------
                  Total liabilities & stockholders' equity               $         0        $         0
                                                                         ===========        ===========

                 See accompanying notes to financial statements

                            AUTOMEDIX SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                                                 Period From
                                                  Three Months                        Nine Months                Inception to
                                                 Ended June 30,                      Ended June 30,                June 30,
                                             1996              1995              1996              1995              1996
                                         -----------       -----------       -----------       -----------       -----------
Income:
  Interest                               $         0       $         0       $         0       $         0       $   783,037
  Other                                            0                 0                 0                 0           110,097
                                         -----------       -----------       -----------       -----------       -----------
                                                   0                 0                 0                 0           893,134
                                         -----------       -----------       -----------       -----------       -----------
Cost and expenses:
  Research and development               $         0       $         0       $         0       $         0         2,998,312
  Salaries and wages                               0                 0                 0                 0         1,592,185
  Legal and professional fees                      0                 0                 0                 0           505,659
  Rent                                             0                 0                 0                 0           161,902
  Depreciation and amortization                    0                 0                 0                 0           227,287
  Other general and administration
    expenses                                       0                 0                 0                 0         1,331,848
                                         -----------       -----------       -----------       -----------       -----------
                                                   0                 0                 0                 0         6,817,193
                                         -----------       -----------       -----------       -----------       -----------
  Net loss                               $         0                 0                 0                 0       $(5,924,059)
                                         -----------       -----------       -----------       -----------       -----------
  Net loss per share                     $       .00               .00               .00               .00       $     (0.67)
                                         -----------       -----------       -----------       -----------       -----------
  Weighted average common shares
  outstanding                             12,500,000        12,500,000        12,500,000        12,500,000         8,940,600
                                         ===========       ===========       ===========       ===========       ===========

                 See accompanying notes to financial statements

                            AUTOMEDIX SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                             JUNE 30, 1996 AND 1995

                                                                 Period From
                                                                 Inception to
                                                                   June 30,
                                                    1996  1995       1996
                                                     --    --    -----------
      CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                     $0    $0    $(5,924,059)
      Adjustments to reconcile net loss to
      net cash used by operating activities
        Depreciation and amortization                 0     0        243,209
        Loss on sale of property and
          equipment                                   0     0          8,317
        Compensation expense related to
          issuance of stock                           0     0        275,674
        Other current assets                          0     0          6,967
        Other assets                                  0     0         45,560
       Accounts payable                               0     0              0
                                                     --    --    -----------
           Net cash used by operating
           activities                                 0     0     (5,344,332)
                                                     --    --    -----------
      CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of certificates of deposits
          and marketable securities                   0     0     (3,599,636)
        Redemption of certificates of deposits
          and sale of marketable securities           0     0      3,599,636
        Patents, licenses and organizational
          costs                                       0     0        (32,827)
        Disposals (purchase) of property and
         equipment, net                               0     0       (230,967)
                                                     --    --    -----------
           Net cash provided (used) by
           investing activities                       0     0       (263,794)
                                                     --    --    -----------
      CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from sale of ownership interests
          prior to acquisition by Trimedyne           0     0        552,659
        Proceeds from sale of common stock and
          exercise of stock options                   0     0      5,095,840
        Capitalized lease obligations                 0     0         79,263
        Payments on capital lease obligations         0     0        (79,263)
        Purchase of long-term deposit and other
          assets                                      0     0        (40,259)
        Repurchase of 113,880 shares of Class B
         common stock                                 0     0           (114)
                                                     --    --    -----------
           Net cash provided by financing
           activities                                 0     0      5,608,126
                                                     --    --    -----------
           Net decrease in cash                       0     0              0

           Cash, beginning of period                  0     0              0
                                                     --    --    -----------
           Cash, end of period                       $0    $0    $         0
                                                     ==    ==    ===========

                 See accompanying notes to financial statements


                                      III-3

                            AUTOMEDIX SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                             JUNE 30, 1996 AND 1995

NOTE 1 - Basis of Financial Statements:

      The financial statement for the three months and nine months ended June 30, 1996 and 1995 and the period from inception to June 30, 1996 have been prepared by Automedix Sciences, Inc. and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of the interim periods presented have been made. It is suggested, however, that the interim financial statements be read in conjunction with financial statements and notes there to in the Company's Form 10-K, for the fiscal year ended September 30, 1995.

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

      Since its inception, the Company has been primarily engaged in the research and development of its proposed products and has not realized any revenues from medical products sales.

      The Company's primary source sponsored research and development activities - clinical trials with its Blood L - Tryptophan Depletion (BTD) device and laboratory research studies with its enzymes - were suspended as of January 15, 1991 due to lack of available funds to support such activities. A government sponsored research study with the Company's BTD devices was successfully completed in June 1991.

      Due to a lack of capital on March 31, 1992, the Company has ceased all further operations. Also effective on March 31, 1992, the Company's President, Robert Murtfeldt, resigned his position with the Company. As of June 30, 1992, the Company had sold its property and equipment, liquidated all other assets and paid all of its liabilities. Except for the issuance of common stock for all compensation in August 1993 there has been no transactions as all operating activities ceased.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 1996, the Company had no cash or cash equivalents, and a working capital of zero. When it was apparent there were no prospects to resume operations, the Company liquidated all assets and settled all liabilities.

      As of June 30, 1996, the Company had no material commitments for capital or other expenditures. The Company after searching for the past five years for a business combination completed a transaction with a telecommunications company to exchange its common stock which will result in the privately held company owning 80% of the outstanding common stock after the transaction is completed. The transaction is considered a non taxable exchange. The privately held company at June 30, 1996 had working capital of $657,599, and stockholder's equity of $568,885. For the six months ended June 30, 1996, this company had sales approximating $1,604,000 and a pre-tax profit of $95,000. The after tax profit taking into consideration that the Company will change its tax status from an S corporation to a regular corporation was estimated at $33,100.

RESULTS OF OPERATIONS

      There have been no transactions for the fiscal year ended September 30, 1995 and the nine months ended June 30, 1996.

                                    PART II.

Item 1. Legal Proceedings.

     None.

Item 2. Changes in Securities

     None.

Item 3. Default Upon Senior Securities.

     None.

Item 4. Submission of Matters to Security Holders.

     None.

Item 5. Other Information.

     See Management Discussion and Analysis.

Item 6. Exhibits and Reports on Form 8-K.

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            AUTOMEDIX SCIENCES, INC.

By:      Marvin P. Loeb
   ------------------------
Marvin P. Loeb
Chairman

Dated:  August 16, 1996
      ---------------------

                                EXHIBIT INDEX


EXHIBIT NO.                                  DESCRIPTION

    27                                  FINANCIAL DATA SCHEDULE