Form 10KSB
period 1996-09-30
COMC INC
filed 1997-01-13
CIK 754568

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For Fiscal Year ended September 30, 1996   Commission File Number 0-16472

                                   COMC, INC.
                        FORMERLY AUTOMEDIX SCIENCES, INC.
             (Exact Name of Registrant as Specified in its Charter)

          Illinois                                    36-3021754
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)

400 N. Glenoaks Boulevard
Burbank, California                                   91502
(Address of Principal Executive Offices)             (Zip Code)

Registrant's telephone number,
including Area Code:                              (818) 556-3333

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock (par value $.01 per share)
                                 Title of Class

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past ninety (90) days. Yes   No x

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]


         The aggregate market value of voting stock held by non-affiliates of the Registrant: can not be determined as a result of the absence of an active trading market for Registrant's securities.

         The number of shares outstanding of Registrant's Common Stock as of December 31, 1996: 12,500,000

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         General

         COMC, Inc., an Illinois corporation (the "Company") was incorporated in December 1978 under the name Automedix Sciences, Inc. Initially, its purpose was the research and development of medical technologies for the treatment of cancer and other conditions. Because the Company was unable to raise capital to continue the clinical trials with respect to the medical device for cancer treatment which it had designed, in the spring of 1992, it ceased its operations. As a consequence, the Board of Directors of the Company began to investigate the possibility of a new business direction and to search for viable acquisition or merger candidates which would enable the Company to maximize value to shareholders.

         In November 1996, the Company consummated the acquisition of Complete Communications, Inc., a California corporation ("CCI"), in consideration for the issuance of 10,000,000 shares of Common Stock to John Ackerman, the sole shareholder of CCI. In connection with this transaction, the Company changed its name to COMC, Inc.

         Description of the Company's Business

         The Company, through CCI, provides voice and data services to major companies that are undergoing changes in their telecommunication and data communication infrastructures.

         The Company's objective is to take advantage of the opportunities created by a number of circumstances. First, in order to remain competitive, an increasing number of companies are introducing computers into their business. Second, prior generations of computer equipment are becoming obsolete and must be upgraded or replaced. Third, deregulation of the telecommunication industry is creating the need for new systems that will enable the integration of the computer, broadcasting, multi-media and cable industries. The Company believes that CCI offers a low-cost alternative to similar services offered by larger and more established telecommunications companies. In addition, by focusing on reducing the time it takes to respond to clients' needs, it has been able to develop a strong client base. Nevertheless, the Company is aware that the
computer and telecommunications businesses are highly competitive.   There can
be no assurance that the Company will be able to compete effectively with entities many of which are older and more established in this area and possess greater financial and other resources than the Company.

         The Company assists its clients by being a full-service provider in the area of computer networks and telephone systems. Specifically, it provides, among other things, services in the following areas:

                  Telecommunications Solutions - The Company sells and provides support and consulting services with respect to telecommunications systems. It designs network solutions for remote access and video and desktop conferencing and provides installation and service of both digital and analog telephone systems. CCI is an authorized dealer for major telecommunications companies including AT&T.

                  LAN/WAN Solutions - The Company designs, implements and maintains LAN and WAN networks, including installation and configuration of computer hardware and software. It also offers hardware and software solutions for mainframe and PC platforms.

                  Premise Wiring Services - The Company offers complete wiring services, including voice data, fiber and video system application design, installation and management services. Its technical personnel participates in continuous certification programs offered by companies such as AT&T and Pacific Bell.

                  Help Desk Solutions - The Company offers continuous 24-hour-a-day telephone support to its clients in the areas of computer networks and telecommunications. In addition, it provides outsourcing services in the area of telemarketing.

                  Internet Business Solutions - The Company provides services in connection with the design, implementation and maintenance of web pages on the internet. It attempts to improve the inter-active capabilities of a particular design and provides, through third parties, credit card clearing services that it believes are reliable and secure.

         The Company's major clients include Bank of America and Cedar Sinai Medical Center. Other entities it has served include The Walt Disney Company, Warner Bros., Mattell, Inc., The Campbell Soup Company, Warner Brothers Company and Wells Fargo.

         CCI's revenues are generated by the sale of equipment and by services provided in almost equal proportions. For the fiscal year ended December 31, 1995, CCI generated total revenues of approximately $3 million. Its gross profits for the same period aggregated approximately $1.3 million with pre-tax net profits totalling approximately $312,000.

         In December 1996 the Company entered into a letter of intent with Able Cable, Inc. ("ACI"), a provider of interconnect services relating to voice and data communications systems. Under the letter of intent, the Company will acquire ACI in consideration for a cash payment of $1,000,000 and the issuance of Common Stock as well as payments in the amount of $960,000 over a period of four years under employment and consulting agreements to be entered into with the principals of ACI. Consummation of the transaction is contingent upon financing arrangements and the satisfactory completion of the Company's due diligence investigation of ACI's affairs, neither of which can be assured at this time.

SALES AND MARKETING

         The Company believes long-term relationships with new and existing customers are the most effective way of attaining its business objectives. To that end, the Company intends to hire and train a support staff with the objective of visiting prospective customers and to build close personal relationships with such persons through the publication of monthly newsletters and other promotional activities.

         The Company also intends to hire account managers who will focus on customers located in Southern California. These managers will be networked to the Company's office and work out of their homes located in their territories.

COMPETITION

         The Company believes that it competes with entities with significantly larger financial and other resources than the Company's, including AT&T, Pacific Bell and U.S. Sprint. However, the Company believes that the services offered by these companies are generally higher priced than the services provided by the Company. In addition, these companies are mostly focused on large customers.

         Also, there are a number of smaller companies with whom the Company competes directly. The Company believes that most of these companies focus on one aspect of the business only. As a result, some of these companies provide hardware only or deliver exclusively cable and wire services.

EMPLOYEES

         As of December 31, 1996, the Company employed approximately 42 persons of whom three are executive personnel,two are involved in marketing and 37 are involved in operations.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases approximately 3,500 square feet of space in an office building located at 400 N. Glenoaks Boulevard, Burbank, California at a monthly rent of approximately $3,000. The Company is investigating the possibilities of relocating its offices after the expiration of its current lease in April 1998. In addition, it leases approximately 1,000 square feet at a warehouse nearby at a monthly rent of $2000 on a month to month basis.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         Since the Company was inactive, no trading information is available for the Company's securities.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         General

         The following discussion should be read in conjunction with the financial statements and related notes thereto of the Company included elsewhere herein.

         Initially, the Company's purpose was the research and development of medical technologies for the treatment of cancer and other conditions. Because the Company was unable to raise capital to continue the clinical trials with respect to the medical device for cancer treatment which it had designed, in the spring of 1992, it ceased its operations. As a consequence, the Board of Directors of the Company began to investigate the possibility of a new business direction and to search for viable acquisition or merger candidates which would enable the Company to maximize value to shareholders.

         Results of Operations

         There have been no transactions for the fiscal years ended September 30, 1996 and 1995.

         Liquidity and Capital Resources

         The Company had no cash or cash equivalents on September 30, 1995 and 1994. In addition, its working capital position on each of these dates was zero.

         In November 1996, the Company consummated the acquisition of Complete Communications, Inc., a California corporation ("CCI"), in consideration for the issuance of 10,000,000 shares of Common Stock to John Ackerman, the sole shareholder of CCI. In connection with this transaction, the Company changed its name to COMC, Inc.

         In December 1996 the Company entered into a letter of intent with Able Cable, Inc. ("ACI"), a provider of interconnect services of voice and data communications systems. Under the letter of intent, the Company will acquire ACI in consideration for a cash payment of $1,000,000 and the issuance of Common Stock as well as payments in the amount of $960,000 over a period of four years under employment and consulting agreements to be entered into with the principals of ACI. Consummation of the transaction is contingent upon financing arrangements and the satisfactory completion of the Company's due diligence investigation of ACI's affairs, neither of which can be assured at this time.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements are included herein commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On December 6, 1996, the Company dismissed Oppenheim & Ostrick, CPA's as its independent accountants ("Oppenheim"). This action had been approved by the Company's Board of Directors. During the past two years Oppenheim did not issue a report on Company's financial statements that either contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. During the period of its engagement, Oppenheim assisted only in the compilation of the Company's financial statements in connection with the preparation of the Annual Report on Form 10-K for the fiscal year ended September 30, 1995. As a result of the Company's inactive status, as defined in Rule 3-11 under Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, during such period, the Company believes that it was not required to file audited financial statements.

         During the period of their engagement from June 1996 until December 1996, there were no reportable events or disagreements between the Company and Oppenheim on any matter of accounting principles or practices, financial statement disclosure, or audit scope and procedure, which disagreement, if not resolved to the satisfaction of Oppenheim, would have caused them to make reference to the subject matter of the disagreement in connection with any report that was to have been prepared for the Company.

         On December 12, 1996 the Board of Directors of the Company appointed Hollander, Gilbert & Co. as its independent accountants.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


OFFICERS AND DIRECTORS

     The officers and directors of the Company are as follows:

         Name                       Age      Position
         ----                       ---      --------
         John Ackerman              38       President, Chief Executive Officer and Director

         Marvin Loeb                70       Director

         Richard F. Horowitz        56       Director, Secretary

         Donald Baker               67       Director

         Ernie Mauritson            40       Controller


         JOHN ACKERMAN has been the Company's President and Chief Executive Officer and a director since November 1996. He had been the President and Chief Executive Officer of CCI since its inception in 1987. From 1984 until 1987 he was a sound technician with Sunglo Electric where for a period of three years he supervised a technical staff of 25 people. Prior thereto he worked as a cameraman and, prior thereto, as an import/export broker.

         MARVIN P. LOEB had been the Chairman and the President of the Company since 1979 and 1980, respectively, until his resignation in November 1996. Since 1980, he has been Chairman of Trimedyne, Inc., a publicly held corporation involved in the manufacture of medical lasers ("Trimedyne"). He has also been a director of Pharmos, Inc. (formerly Pharmatec, Inc.), a publicly-held company which is developing drugs and drug delivery systems since December 1982 and Chairman from that date until October 1992. Mr. Loeb was a Director of Gynex Pharmaceuticals, Inc. (now Biotechnology General Corporation), a publicly-held company developing reproductive products, from April 1986 until August 1993, and was its Chairman from April 1986 to August 1992. From April 1986 to June 1994, he was Chairman and a Director of Xtramedics, Inc. (now Athena Medical Corporation), a publicly held company which is engaged in the development of a feminine hygiene product. Mr. Loeb was Chairman and a director from 1988 to June 1993 of Contracap, Inc., a publicly held company, which was developing a contraceptive device and is now inactive. Mr. Loeb was Chairman from 1983 to April 1986 and Vice Chairman from April 1987 to April 1992 of Petrogen, Inc., a privately held company which was developing genetically engineered bacteria for oil and toxic waste cleanup and is now inactive. Since May 1986, he has been Chairman and director of Cardiomedics, Inc., a privately held company which is developing circulatory assist devices. Since November 1988, he has been Chairman of Ultramedics, Inc., a privately held company whose principal interest is its investment in Cardiomedics, Inc. and which was formerly engaged in manufacturing ultraviolet devices for medical use. Mr. Loeb has been President of Master Health Services, Inc., a family held medical consulting firm, since 1973, and Marvin P. Loeb and Company, a family held patent licensing firm, since 1983. Mr. Loeb holds an honorary Doctor of Science Degree from Pacific State University and a Bachelor of Science Degree from the University of Illinois.

         RICHARD F. HOROWITZ has been a director of the Company since 1993. He has been a director of Trimedyne since 1983. He was a director of Gynex from August 1988 to August 1992 and has been a Director of Ultramedics, Inc. since November 1988 and of Cardiomedics Inc. since 1992. Mr. Horowitz has been a practicing attorney in New York City for the past 32 years. He has been a member of the firm of Heller, Horowitz and Feit, P.C. & Feit) since January 1979. Heller, Horowitz & Feit, P.C. has been securities counsel to the Company and to other entities with which Mr. Loeb is associated. Mr. Horowitz is a graduate of Columbia College and Columbia Law School.

         DONALD BAKER has been a director of the Company since 1993. Mr. Baker recently retired after 39 years as a partner of the law firm of Baker & McKenzie. Mr. Baker recently retired as Secretary, General Counsel and a Director of Air South, Inc., an airline operating in the Southeast. He holds a J.D.S. degree from the University of Chicago Law School. He is a director of the Mid-America Committee on International Business and Government Cooperation, Chicago, and Cardiomedics, Inc., Santa Ana, California.

         ERNIE MAURITSON has been the Company's controller since December 1996. Prior thereto he was the controller at Penske Truck Leasing, which operates the second largest full service equipment leasing business in the country, from 1994 until 1996. During 1993-1994 he was Chief Operating Officer at Custom Rotational Molding, Inc., a plastic manufacturing and polymer processing company. From 1978 until 1993 he held positions at Dart International, a privately held distribution company, as controller and Vice President Administration. Mr. Mauritson holds a B.S. in business administration from the University of Southern California.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the period from October 1, 1995 through September 30, 1996, with the exception of a Form 4 for Mr. Loeb, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid or accrued by the Company during the three fiscal years ended September 30, 1996 to its President and Chief Executive Officer. No employee of the Company received compensation in excess of $100,000 per year during these periods.

                           SUMMARY COMPENSATION TABLE

                                                                      Restricted
                      Year          Salary            Bonus          Stock Awards
                      ----          ------            -----          ------------
Marvin P. Loeb        1996             -0-             -0-             $62,500

                      1995             -0-             -0-                -0-

                      1994             -0-             -0-                -0-

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

         The table below sets forth, as of December 31, 1996, information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's officers and directors and
(iii) all officers and directors of the Company as a group. Unless otherwise indicated in the footnotes, the address for all parties is c/o COMC, Inc., 400
N. Glenoaks Boulevard, Burbank, California 91502.

Name and Address                     Number of       Percent of
of Owner                             Shares(1)         Class
--------                             ---------         -----
John Ackerman                       10,000,000          80%

Marvin P. Loeb (2)                   1,118,278           9%


Richard F. Horowitz (3)                373,000(3)        3%
292 Madison Avenue
New York, NY 10017

Donald Baker                            20,000           *

Ernie Mauritson                            -0-           *

All Officers and Directors
as a Group (5 persons) (2)(3)       11,511,278          92%


-------------------
         *        Less than one percent.

(1) Unless otherwise indicated, all shares are owned beneficially and of record.

(2) Includes 56,127 shares owned by The Marvin P. Loeb Irrevocable Living Trust, of which Mr. Loeb is the sole trustee and by Mr. Loeb as nominee for his children. Mr. Loeb disclaims beneficial ownership in such shares.

(3) Includes 17,300 shares beneficially owned by the law firm of Heller, Horowitz & Feit, P.C, of which Mr. Horowitz is a principal.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

                                     PART IV


ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a)  1. and 2. Financial Statements and Schedules

         The financial statements are listed in the Index to Financial Statements on page F-1 and are filed as part of this annual report.

                  3.                Exhibits

         The Index to Exhibits following the Signature Page indicates the exhibits which are being filed herewith and the exhibits which are incorporated herein by reference.

         (b)                        Reports on Form 8-K

         No Reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COMC, INC.


                                       By:  /s/
                                           -------------------------------------
                                           John Ackerman, Chairman and President

Dated:  January 10, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of January 10, 1997 by the following persons on behalf of Registrant and in the capacities indicated.



                                            /s/ John Ackerman
                                       -------------------------------------
                                       John Ackerman, Chairman and President
                                       (Chief Financial and Accounting Officer)


                                         /s/ Donald Baker
                                       -------------------------------------
                                       Donald Baker, Director



                                         /s/ Richard F. Horowitz
                                       -------------------------------------
                                       Richard F. Horowitz, Director



                                        /s/ Marvin Loeb
                                       -------------------------------------
                                       Marvin Loeb, Director

                                    EXHIBITS



         2.01 Letter Agreement with Complete Communications, Inc. dated as of June 3, 1996(1)

         3.01     Certificate of Incorporation as amended(1)

         3.02     By-laws(2)

         16.1     Letter from Oppenheim & Ostrick, CPA's dated January 8, 1996
                  (3)

----------------------------

(1) Incorporated by reference to the Company's Information Statement dated September 15, 1996

(2) Incorporated by reference to the Company's Registration Statement (declared effective March 25, 1987)

(3) Incorporated by reference to the Company's Current Report on Form 8-K/A dated January 9, 1997

                                   COMC, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1995 (UNAUDITED) AND 1996

                                   COMC, INC.
                         INDEX TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995 AND 1996



Report of Independent Auditors                                               F-1

Balance Sheets at September 30, 1995 (Unaudited) and 1996                    F-2

Statements of Operations -                                                   F-3
    Years Ended September 30, 1995 (Unaudited) and 1996 and Inception to September 30, 1996 (Unaudited)

Statement of Stockholders' Equity -                                          F-4

Statements of Cash Flows -                                                   F-5
    Years Ended September 30, 1995 (Unaudited) and 1996 and Inception to September 30, 1996 (Unaudited)

Notes to Financial Statements                                                F-6

                          REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
COMC, INC.


We have audited the accompanying balance sheet of COMC, INC. (formerly Automedix Sciences, Inc.) (an Illinois corporation) as of September 30, 1996, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of COMC, INC. as of September 30, 1996 and the results of operations, stockholders' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.





                            Hollander, Gilbert & Co.

Los Angeles, California
January 3, 1997

                                   COMC, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                           SEPTEMBER 30, 1995 AND 1996


                                                                           1995                  1996
                                                                        -----------           -----------
                                                                        (Unaudited)

STOCKHOLDERS' EQUITY
    Common stock $.01 par value, authorized 20,000,000 shares;
     issued and outstanding 1,125,542 and 1,650,542 for 1995
     and 1996, respectively                                             $   112,555           $   165,055
    Class B Common stock, $.01 par value, authorized 2,250,000 shares; issued and outstanding 124,458 and 224,458
     shares for 1995 and 1996, respectively                                  12,445                22,445
    Additional paid-in capital                                            5,799,059             5,799,059
    Accumulated deficit during the development stage                     (5,924,059)           (5,986,559)
                                                                        -----------           -----------

        TOTAL STOCKHOLDERS' EQUITY                                                0           $         0
                                                                        ===========           ===========

                See accompanying Notes to Financial Statements.

                                   COMC, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED SEPTEMBER 30, 1995 AND 1996
                    AND FROM INCEPTION TO SEPTEMBER 30, 1996


                                                                                               Cumulative
                                                                                                  from
                                                         Years Ended September 30,            Inception to
                                                 ---------------------------------------      September 30,
                                                        1995                 1996                 1996
                                                 ------------------   ------------------   ------------------
                                                     (Unaudited)                               (Unaudited)

REVENUES
    Interest                                     $                    $                    $         783,037
    Other                                                                                            110,097
                                                 ------------------   ------------------   ------------------

                                                                                                     893,134
                                                 ------------------   ------------------   ------------------

COSTS AND EXPENSES
    Research and development                                                                       2,998,312
    Salaries and wages                                                                             1,592,185
    Legal and professional fees                                                                      505,659
    Rent                                                                                             161,902
    Depreciation and amortization                                                                    227,287
    Other general and administrative expenses                                    62,500            1,394,348
                                                 ------------------   ------------------   ------------------

                                                                                 62,500            6,879,693
                                                 ------------------   ------------------   ------------------

NET LOSS                                         $             nil    $          62,500    $      (5,986,559)
                                                 ==================   ==================   ==================

NET LOSS PER SHARE                               $             .00    $            (.04)
                                                 ==================   ==================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                       1,250,000            1,875,000
                                                 ==================   ==================


                See accompanying Notes to Financial Statements.

                                   COMC, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                             Deficit
                                                                                                            Accumulated    Total
                                                         Total                  Class B         Additional  During the     Stock-
                                                      Common Stock           Common Stock        Paid-in    Development    holders'
                                                   Shares      Amount      Shares    Amount      Capital       Stage       Equity
                                                  ---------   ---------    -------  ---------  -----------  -----------    --------


At September 30, 1994 and 1995 (Unaudited)        1,125,542   $112,555     124,458   $ 12,445  $ 5,799,059  $(5,924,059)   $

Common Stock issued for compensation expense        525,000     52,500     100,000     10,000                               62,500

Net loss                                                                                                        (62,500)   (62,500)
                                                  ---------   --------   ---------   --------  -----------  -----------    --------

At September 30, 1996                             1,650,542   $165,055     224,458   $ 22,445  $ 5,799,059  $(5,986,559)   $
                                                  =========   ========   =========   ========  ===========  ===========    ========

NOTE: Gives effect to reverse stock split of 1 for 10 effective November 1996.


                See accompanying Notes to Financial Statements.

                                   COMC, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED SEPTEMBER 30, 1995 AND 1996
                    AND FROM INCEPTION TO SEPTEMBER 30, 1996


                                                                                                                 Cumulative
                                                                                                                    from
                                                                           Years Ended September 30,            Inception to
                                                                   ---------------------------------------      September 30,
                                                                          1995                 1996                 1996
                                                                   ------------------   ------------------   ------------------
                                                                       (Unaudited)                               (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                       $                    $          62,500    $      (5,986,559)
    Adjustments to reconcile net loss to net cash
      used by operating activities:
        Depreciation and amortization                                                                                  243,209
        Loss on sale of property and equipment                                                                           8,317
        Compensation expense related to issuance of stock                                          62,500              338,174
        Other current assets                                                                                             6,967
        Other assets                                                                                                    45,560
                                                                   ------------------   ------------------   ------------------

         NET CASH USED BY OPERATING ACTIVITIES                                                                      (5,344,332)
                                                                   ------------------   ------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of certificates of deposits
      and marketable securities                                                                                     (3,599,636)
    Redemption of certificates of deposits
      and sale of marketable securities                                                                              3,599,636
    Patents, licenses and organizational costs                                                                         (32,827)
    Disposals (purchase) of property and equipment, net                                                               (230,967)
                                                                   ------------------   ------------------   ------------------

         NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                                             (263,794)
                                                                   ------------------   ------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from sale of ownership interest
      prior to acquisition by Trimedyne                                                                                552,659
    Proceeds from sale of common stock and
      exercise of stock options                                                                                      5,096,840
    Capitalized lease obligations                                                                                       79,263
    Payments on capital lease obligations                                                                              (79,263)
    Purchase of long-term deposit and other assets                                                                     (40,259)
    Repurchase of 11,388 shares of Class B common stock                                                                   (114)
                                                                   ------------------   ------------------   ------------------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                                                                   5,608,126
                                                                   ------------------   ------------------   -----------------

NET DECREASE IN CASH

CASH, Beginning of period                                                        nil                  nil                  nil
                                                                   ------------------   ------------------   -----------------

CASH, End of period                                                $             nil    $             nil    $             nil
                                                                   ==================   ==================   ==================

Non-cash Transaction -
  Common stock issued for compensation                                                  $          62,500    $         338,174
                                                                                        ==================   ==================

                See accompanying Notes to Financial Statements.

                                   COMC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS




1. THE COMPANY

   The Company was incorporated in December 1978. Initially, its purpose was the research and development of medical technologies for the treatment of cancer and other conditions. On March 25, 1987 the Company commenced an initial public offering of its securities in which it raised $4,500,000. Because the Company was unable to raise capital to continue the clinical trials with respect to the medical device for cancer treatment which it had designed, in the spring of 1992, it ceased its operations. As a consequence, the Board of Directors of the Company began to investigate the possibility of a new business direction and to search for viable acquisition or merger candidates which would enable the Company to maximize value to shareholders. In 1992, the Company ceased making the required public filings under the Securities and Exchange Act of 1934, as amended.

   On November 21, 1996 the Company acquired 100% interest in Complete Communications Incorporated (CCI) for 10,000,000 shares of the Company's Common Stock (after the reverse stock split). Upon closing the sole selling shareholder owned 80% of the Company's Common Stock. Effective as of the closing date the acquisition is considered a reverse acquisition whereas the CCI is deemed the accounting acquiror and subsequent financial statements will reflect the operations of CCI.

   CCI, a California corporation, provides voice and data services to major companies that are undergoing changes in their telecommunication and data communication infrastructures. It assists its clients by being a full-service provider in the area of computer networks and telephone systems.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Net Loss Per Share - Net loss per share is computed on the basis of weighted average shares outstanding for each period presented, adjusted to give effect to stock dividends. Common stock equivalents (options and warrants) have been excluded from the calculation for all periods presented because they were determined to be anti-dilutive.

   Research and Development Costs - Research and development costs are expensed as incurred.


3. COMMON STOCK

   In November 1996, the Board of Directors of the Company and the holders of two thirds of the shares entitled to vote thereon adopted an amendment to the Articles of Incorporation of the Company to (i) effect a one for ten reverse stock split of the Company's currently issued and outstanding Common Stock,
   (ii) increase the number of shares of Common Stock the Company is authorized to issue to 40,000,000, (iii) change the Company's name to COMC, INC., and
   (iv) eliminate the Class B Common Stock. Prior to the adoption, the Company was authorized to issue 20,000,000 shares of Common Stock, $.01 par value and 2,250,000 shares of Class B Common Stock, $.01 par value.

   Shares of Common Stock and Class B Common Stock carried identical rights, except that holders of Class B Common Stock are entitled to elect a majority of the Company's Board of Directors, and the Class B Common Stock is convertible on a share-for-share basis at any time into common stock. Total shares increased by 625,000 shares at $.01 per share or $62,500 related to the reverse acquisition which needed stockholder approval as of September 30, 1996, 525,000 shares of common stock and 100,000 shares of Class B common stock were issued for funding the acquisition.

                                   COMC, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

4. INCOME TAXES

   As of September 30, 1996 the Company has net operating loss carryforwards available of approximately $4,700,000 for financial reporting and federal income tax purposes. Any difference in net operating losses for financial reporting and federal income tax purposes is caused by timing differences in the recognition of various expenses which, in certain instances, have been capitalized for tax purposes and are insignificant. If not applied against future taxable income the loss carryforwards will expire from 2004 to 2010. The amount of loss carryforwards that can be utilized against income in any given year is subject to an annual limitation triggered by the change in the Company's ownership. No tax benefit relating to the losses has been recorded, as its realization cannot be assured.

5. RELATED PARTY ACTIVITIES

   The Company's past Chairman and President provided limited corporate maintenance at no cost to the Company.

6. SUBSEQUENT EVENT

   In December 1996, the Company entered into a letter of intent to acquire a certain provider of interconnect services of voice and data for a cash payment of $1,000,000 and the issuance of 450,000 shares of common stock as well as payment of $960,000 over four years under employment and consulting agreements with its principals. Consummation of the transaction is contingent upon financing arrangements and the satisfactory completion of due diligence of the acquiree's affairs.