Form 10KSB
period 1996-12-31
COMC INC
filed 1997-04-14
CIK 754568

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year ended December 31, 1996          Commission File Number 0-16472

                                   COMC, INC.
                        FORMERLY AUTOMEDIX SCIENCES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                  Illinois                             36-3021754
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)             Identification Number)

      400 N. Glenoaks Boulevard
      Burbank, California                                  91502
   (Address of Principal Executive Offices)              (Zip Code)

      Registrant's telephone number,
      including Area Code:                               (818) 556-3333

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

      The number of shares outstanding of Registrant's Common Stock as of March 31,1997 : 12,498,107

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

      In November 1996, the Company consummated the acquisition of Complete Communications, Inc., a California corporation ("CCI"), in consideration for the issuance of 10,000,000 shares of Common Stock to John Ackerman, the sole shareholder of CCI. As a result of this transaction, Mr. Ackerman acquired 80% of the Company's securities. In connection with this transaction, the Company changed its name to COMC, Inc.

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

      The company is servicing education, entertainment, finance and health care markets with a large client base that includes Bank of America, Cedar Sinai Medical Center, The Walt Disney Company, Warner Bros., City of Pasadena and the Burbank Unified School District. There is currently a concentration of activity within the finance sector and, although there is no guarantee of this level continuing, future commitments continue to arrive.

      CCI's revenues are generated by the sale of equipment and by services provided in almost equal proportions. For the fiscal year ended December 31, 1996, CCI generated total revenues of $3,033,583 . Its gross profits for the same period were $891,452 with a loss before income taxes of $120,099. Fiscal year ended December 31, 1995 reflected revenues of $3,081,440 with gross profits of $1,323,657 and income before income taxes of $312,408.

      In December 1996 the Company entered into a letter of intent with Able Cable, Inc. ("ACI"), a provider of interconnect services relating to voice and data communications systems. Under the terms of the letter of intent, the Company will acquire ACI in consideration for a cash payment of $1,000,000 and the issuance of Common Stock as well as payments in the amount of $960,000 over a period of four years under employment and consulting agreements to be entered into with the principals of ACI. Consummation of the transaction is contingent upon financing arrangements and the satisfactory completion of the Company's due diligence investigation of ACI's affairs, neither of which can be assured at this time. CCI is reviewing other companies as possible acquisitions candidates at this time as well.

SALES AND MARKETING

      The Company believes long-term relationships with new and existing customers are the most effective way of attaining its business objectives. Going forward the plan is to sell, through a proactive campaign, to expand its customer base. The Company intends to hire additional sales personnel. It is anticipated that such salesmen will be compensated strictly on a commission basis utilizing leads generated through referrals, periodic mailings, telemarketing and cold calls. In addition, the Company intends to grow its business and expand its customer base through acquisitions.

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

EMPLOYEES

      As of March 25. 1997, the Company employed approximately 43 persons of whom three are executive personnel, one acts as administrative support and 39 are involved in operations.


ITEM 2.     DESCRIPTION OF PROPERTY

      The Company leases approximately 3,500 square feet of space in an office building located at 400 N. Glenoaks Boulevard, Burbank, California at a monthly rent of approximately $3,500. The Company is investigating the possibility of relocating its offices. The expiration of its current lease is March 2000 with an option to extend for five years. In addition, it leases approximately 1,000 square feet at a warehouse nearby at a monthly rent of $290 on a month to month basis.

ITEM 3.     LEGAL PROCEEDINGS

      The Company is not involved in any material legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During August 1996, when the Company had issued and outstanding Common Stock and Class B Common Stock, holders of 12,795,290 Shares (or 68%), consisting of Common Stock and Class B Common Stock, consented in writing without a meeting to (i) a share exchange between the Company and John Ackerman,
(ii) an amendment to the Company's Certificate of Incorporation effectuating a one for ten reverse stock split of the issued and outstanding Common Stock,
(iii) an amendment to the Company's Certificate of Incorporation increasing the number of shares of Common Stock the Company is authorized to issue to 40,000,000, (iv) an amendment to the Company's Certificate of Incorporation changing the Company's name from Automedix Sciences, Inc. to COMC, Inc., and (v) an amendment to the Company's Certificate of Incorporation eliminating the Company's Class B Common Stock. In addition, holders of 1,756,530 Class B Common Stock (or 78%) consented as a separate class to the elimination of the Class B Common Stock.

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

      Initially, the Company's purpose was the research and development of medical technologies for the treatment of cancer and other conditions. Because the Company was unable to raise capital to continue the clinical trials with respect to the medical device for cancer treatment which it had designed, in the spring of 1992, it ceased its operations. As a consequence, the Board of Directors of the Company began to investigate the possibility of a new business direction and to search for viable acquisition or merger candidates which would enable the Company to maximize value to shareholders. As previously mentioned, the Company completed the acquisition of Complete Communications, Inc., in November 1996. The transaction was accounted for as a reverse acquisition. Therefore, discussion in this section will be based on the operating results of CCI for the years ended December 31, 1995 and 1996.

      Results of Operations

      Revenues decreased approximately $48,000 or 1.6% from 1995 to 1996. Customer mix and activity remained relatively constant. Cost of revenues increased $384,000 or 21.9%. Technician labor was expanded to meet the needs of a major customer while competition forced rates to remain constant. Operating expenses increased $122,000 or 15.1% due to the addition of salaried salesmen. These positions have been eliminated in 1997. Other expenses decreased $122,000 or 59.9% primarily due to non-recurring charges in 1995 attributed to consulting fees in the search of publicly held shell companies. Interest expense increased due to the utilization of two new lines of credit primarily for acquisition costs incurred in 1995 and 1996. As a result of the above, income before taxes decreased $432,507 reflecting a loss in 1996 of $120,099.

      For the year ended December 31, 1996 Cedar Sinai Medical Center and Digital Equipment Corp. accounted for 33% and 17% of the Company's revenue respectively. These same customers represented 57% and 33% of the revenue for the year ended December 31, 1995 respectively.

      The Company deals with many material suppliers under various credit term policies. It is CCI's practice to secure the most competitive pricing among these suppliers. For the year ended December 31, 1996 Graybar Electric, Kent Datacom and Vertex Technologies accounted for 45%, 10% and 10% of the Company's total material purchases respectively. These same suppliers represented 50%, 27% and 10% of the purchases for the year ended December 31, 1995 respectively.

      Liquidity and Capital Resources

      In November 1996, the Company consummated the acquisition of Complete Communications, Inc., a California corporation ("CCI"), in consideration for the issuance of 10,000,000 shares of Common Stock to John Ackerman, the sole shareholder of CCI. In connection with this transaction, the Company changed its name to COMC, Inc.

      In December 1996 the Company entered into a letter of intent with Able Cable, Inc. ("ACI"), a provider of interconnect services of voice and data communications systems. Under the terms of the letter of intent, the Company will acquire ACI in consideration for a cash payment of $1,000,000 and the issuance of Common Stock as well as payments in the amount of $960,000 over a period of four years under employment and consulting agreements to be entered into with the principals of ACI. Consummation of the transaction is contingent upon financing arrangements and the satisfactory completion of the Company's due diligence investigation of ACI's affairs, neither of which can be assured at this time.

      Cash and cash equivalents decreased $115,170 for the year ended
December 31, 1996 compared to a decrease of $37,014 for the year ended December 31, 1995. Cash used in operating activities amounted to $225,023 in 1996 primarily due to the loss incurred and build up of adequate inventory levels. Cash used in investing activities in 1996 decreased to $41,312 from $134,688 in 1995 due to a reduction in the purchase of property and equipment.. Financing activities provided an additional $151,165 in 1996 as a result of fewer distributions to shareholders.

      The Company has at its disposal a $100,000 equipment line of credit which was established in January 1997 and remains available.

      The Company intends to continue its search for additional merger and acquisition candidates that will expand its existing markets in related products and services.



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

      On December 12, 1996 the Board of Directors of the Company appointed Hollander, Gilbert & Co. as its independent accountants for the year ended September 30, 1996.

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

      RICHARD F. HOROWITZ has been a director of the Company since 1993. He has been a director of Trimedyne since 1983. He was a director of Gynex from August 1988 to August 1992 and has been a Director of Ultramedics, Inc. since November 1988 and of Cardiomedics Inc. since 1992. Mr. Horowitz has been a practicing attorney in New York City for the past 32 years. He has been a member of the firm of Heller, Horowitz and Feit, P.C. & Feit since January 1979. Heller, Horowitz & Feit, P.C. has been securities counsel to the Company and to other entities with which Mr. Loeb is associated. Mr. Horowitz is a graduate of Columbia College and Columbia Law School.

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

      Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the period from October 1, 1995 through December 31, 1996, with the exception of a Form 4 for Mr. Loeb, and a Form 3 for Mr. Ackerman all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 10.    EXECUTIVE COMPENSATION

      The following table sets forth the compensation paid or accrued by the Company during the three fiscal years ended December 31, 1996 to its President and Chief Executive Officer. No employee of the Company received compensation in excess of $100,000 per year during these periods.

                          SUMMARY COMPENSATION TABLE


                                                                          Restricted
                        Year           Salary           Bonus            Stock Awards
                        ----           ------           -----            ------------
Marvin P. Loeb          1996               -0-            -0-               $62,500

John Ackerman           1996           $11,200            -0-                  -0-

                        1995               -0-            -0-                  -0-

                        1994               -0-            -0-                  -0-

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

      The table below sets forth, as of March 31, 1997, information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's officers and directors and
(iii) all officers and directors of the Company as a group. Unless otherwise indicated in the footnotes, the address for all parties is c/o COMC, Inc., 400
N. Glenoaks Boulevard, Burbank, California 91502.


Name and Address                                      Number of           Percent of
of Owner                                              Shares(1)           Class
----------------                                      ---------           ----------

John Ackerman                                        10,000,000              80%

Marvin P. Loeb (2)                                    1,118,278               9%


Richard F. Horowitz (3)                                 373,000(3)            3%
292 Madison Avenue
New York, NY 10017

Donald Baker                                             20,000               *

Ernie Mauritson                                             -0-               *

All Officers and Directors
as a Group (5 persons) (2)(3)                        11,511,278              92%

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

                                     PART IV


ITEM 13.    EXHIBITS, LIST AND REPORTS ON FORM 8-K

      (a)   1. and 2.   Financial Statements and Schedules

      The financial statements are listed in the Index to Financial Statements and are filed as part of this annual report.

            3.          Exhibits

      The Index to Exhibits following the Signature Page indicates the exhibits which are being filed herewith and the exhibits which are incorporated herein by reference.

      (b)               Reports on Form 8-K

            Reports on form 8-K were filed during the last quarter of the fiscal year ended December 31, 1996 as follows:

                   - December 5, 1996
                   - December 13, 1996
                   - December 31, 1996, as subsequently amended on December 31,
                     1996 (amended 12/13/96 filing)

                            COMC, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995


       Reports of Independent Auditors                                                       F-1 and F-2

       Consolidated Balance Sheets as of December 31, 1996 and 1995                                  F-3

       Consolidated Statements of Operations -                                                       F-4
           For the Years Ended December 31, 1996 and 1995

       Consolidated Statement of Stockholders' Equity -                                              F-5
           For the Years Ended December 31, 1996 and 1995

       Consolidated Statements of Cash Flows -                                                       F-6
           For the Years Ended December 31, 1996 and 1995

       Notes to Consolidated Financial Statements                                                    F-7

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
COMC, Inc.

We have audited the accompanying consolidated balance sheet of COMC, INC. and subsidiary as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Complete Communications Incorporated as of December 31, 1995 and for the year then ended, were audited by other auditors whose report dated July 23, 1996, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of COMC, INC. and subsidiary as of December 31, 1996, and the results of operations, stockholders' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.




                                               Hollander, Gilbert & Co.

Los Angeles, California
March 17, 1997

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
Complete Communications Incorporated

We have audited the accompanying balance sheet of Complete Communications Incorporated as of December 31, 1995, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Complete Communications Incorporated as of December 31, 1995, and the results of operations, stockholders' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.




                                                  Oppenheim & Ostrick, C.P.A.'s

Culver City, California
July 23, 1996

                            COMC, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                                                      1996               1995
                                                                                  -----------        -----------
                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                     $    57,180        $   172,350
    Securities available for sale                                                                          2,156
    Accounts receivable                                                               738,724            775,068
    Inventories                                                                        97,040
    Prepaid expenses and other currents assets                                         21,103             36,052
                                                                                  -----------        -----------

        TOTAL CURRENT ASSETS                                                          914,047            985,626

PROPERTY AND EQUIPMENT, Net (Note 2)                                                  115,177            122,940

OTHER ASSETS
    Deposits                                                                           17,825             17,825
                                                                                  -----------        -----------

                                                                                  $ 1,047,049        $ 1,126,391
                                                                                  ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                              $   192,284        $   171,779
    Accrued expenses                                                                   47,323            165,864
    Income taxes payable (Note 5)                                                       2,045
    Deferred income tax (Note 5)                                                                           4,352
    Current portion of long-term debt (Note 3)                                         50,000
    Notes payable (Note 3)                                                            300,000            250,000
                                                                                  -----------        -----------

        TOTAL CURRENT LIABILITIES                                                     591,652            591,995
                                                                                  -----------        -----------

LONG-TERM DEBT, net of current portion (Note 3)                                       166,667
                                                                                  -----------        -----------


COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY (Note 4)
    Common stock - authorized 40,000,000 shares, $.01 par value, issued and outstanding - 12,498,107 shares in 1996 and 10,000,000
      shares in 1995                                                                  124,981            100,000
    Additional paid-in capital                                                        210,022            (99,000)
    Unrealized gain on securities                                                                          7,619
    Retained earnings (Accumulated deficit)                                           (46,273)           525,777
                                                                                  -----------        -----------

        TOTAL STOCKHOLDERS' EQUITY                                                    288,730            534,396
                                                                                  -----------        -----------

                                                                                  $ 1,047,049        $ 1,126,391
                                                                                  ===========        ===========


          See accompanying Notes to Consolidated Financial Statements.

                            COMC, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                       1996                1995
                                                   ------------        ------------


REVENUES                                           $  3,033,583        $  3,081,440

COST OF REVENUES                                      2,142,131           1,757,783
                                                   ------------        ------------

GROSS PROFIT                                            891,452           1,323,657

OPERATING EXPENSES                                      929,986             808,057
                                                   ------------        ------------

OPERATING INCOME (LOSS)                                 (38,534)            515,600

OTHER INCOME (EXPENSE)

    Interest income                                       2,462                 547
    Other income                                          6,115               5,808
    Interest expense                                    (42,370)             (2,047)
    Non-recurring charges                               (47,772)           (207,500)
                                                   ------------        ------------

    TOTAL OTHER INCOME (EXPENSE)                        (81,565)           (203,192)
                                                   ------------        ------------

INCOME (LOSS) BEFORE INCOME TAXES                      (120,099)            312,408

INCOME TAXES                                              2,446               5,000
                                                   ------------        ------------

NET INCOME (LOSS)                                  $   (122,545)       $    307,408
                                                   ============        ============

NET INCOME (LOSS) PER SHARE                        $       (.01)       $        .03
                                                   ============        ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                               10,270,000          10,000,000
                                                   ============        ============

PRO FORMA:

Historical income (loss) before income taxes       $   (120,099)       $    312,408

Adjustment to officer's compensation                    (37,000)
                                                   ------------        ------------


Pro forma income (loss) before income taxes            (157,099)            312,408


Pro forma income taxes (benefit) (Note 5)               (62,600)            132,600
                                                   ------------        ------------

Pro forma net income                               $    (94,499)       $    179,808
                                                   ============        ============

Pro forma net income (loss) per share              $       (.01)       $        .02
                                                   ============        ============


          See accompanying Notes to Consolidated Financial Statements.

                            COMC, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                            Retained
                                                                               Additional    Earnings      Unrealized
                                                          Common Stock          Paid-in     Accumulated      Gain On
                                                    ----------------------
                                                      Shares       Amount       Capital      Deficit)       Securities     Total
                                                    ----------   ---------    ---------     ---------        ------       --------

BALANCE, December 31, 1994                          10,000,000   $ 100,000    $ (99,000)    $ 592,671        $   72       $593,743

Distribution to stockholder                                                                  (374,302)                    (374,302)
Unrealized gain on securities                                                                                 7,547          7,547
Net income                                                                                    307,408                      307,408
                                                   -----------   ---------    ---------     ---------        ------       --------


BALANCE, December 31, 1995                          10,000,000     100,000      (99,000)      525,777         7,619        534,396

Distribution to stockholder                                                                  (115,313)                    (115,313)
Undistributed earnings at November
  21, 1996 constructively distributed
  to stockholder and followed by a
  contribution to the capital of the Company                                    334,192      (334,192)
Shares issued to pre-merger stockholders
  of COMC, Inc.                                      2,500,000      25,000      (25,000)
Repurchase of shares from disserting
  stockholders                                          (1,893)        (19)        (170)                                      (189)
Decrease in unrealized gain on securities                                                                    (7,619)        (7,619)
Net loss                                                                                     (122,545)                    (122,545)
                                                   -----------   ---------    ---------     ---------        ------       --------

BALANCE, December 31, 1996                          12,498,107   $ 124,981    $ 210,022     $ (46,273)         $-0-       $288,730
                                                   ===========   =========    =========     =========        ======       ========


          See accompanying Notes to Consolidated Financial Statements.

                            COMC, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                   1996             1995
                                                                 ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                            $(122,545)       $ 307,408
    Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities:
        Depreciation                                                49,387           30,553
        Gain on securities                                                           (2,106)
        Gain from disposal of property and equipment                  (312)               0
        (Increase) decrease in:
           Accounts receivable                                      36,344         (274,027)
           Securities available for sale                            (5,463)           9,497
           Inventories                                             (97,040)               0
           Prepaid expenses and other current assets                14,949          (29,439)
           Deposits                                                                  (7,825)
        Increase (decrease) in:
           Account payable and accrued expenses                    (98,036)         174,152
           Income taxes payable and deferred income tax             (2,307)          (2,870)
                                                                 ---------        ---------

        NET CASH PROVIDED BY (USED IN)
           OPERATING ACTIVITIES                                   (225,023)         205,343
                                                                 ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                             (50,312)        (134,688)
    Proceeds from sale of property and equipment                     9,000                0
                                                                 ---------        ---------

        NET CASH USED IN INVESTING ACTIVITIES                      (41,312)        (134,688)
                                                                 ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distribution to stockholder                                   (115,313)        (374,302)
    Repurchase of common stock                                        (189)
    Proceeds from short-term borrowings                            300,000          266,633
    Principal payments on long-term borrowings                     (33,333)
                                                                 ---------        ---------

        NET CASH PROVIDED BY (USED IN) FINANCING
         ACTIVITIES                                                151,165         (107,669)
                                                                 ---------        ---------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                              (115,170)         (37,014)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       172,350          209,364
                                                                 ---------        ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                           $  57,180        $ 172,350
                                                                 ---------        ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
    Cash paid during the year for interest                       $  38,047        $   2,911
                                                                 =========        =========

    Cash paid during the year for income taxes                   $   2,720        $   5,437
                                                                 =========        =========

                            COMC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



    1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company was incorporated in December 1978. Initially, its purpose was the research and development of medical technologies for the treatment of cancer and other conditions. On March 25, 1987, the Company commenced an initial public offering of its securities in which it raised $4,500,000. Because the Company was unable to raise capital to continue the clinical trials with respect to the medical device for cancer treatment which it had designed, in the spring of 1992, it ceased its operations. As a consequence, the Board of Directors of the Company began to investigate the possibility of a new business direction and to search for viable acquisition or merger candidates which would enable the Company to maximize value to shareholders. In 1992, the Company ceased making the required public filings under the Securities and Exchange Act of 1934, as amended.

         On November 21, 1996 the Company acquired 100% interest in Complete Communications Incorporated (CCI) for 10,000,000 shares of the Company's Common Stock (after the reverse stock split). Upon closing the sole selling shareholder owned 80% of the Company's Common Stock. Effective as of the closing date the acquisition is considered a reverse acquisition whereas the CCI is deemed the accounting acquiror and the financial statements in 1996 and 1995 are those of CCI.

         CCI, a California corporation, provides voice and data services, to major companies that are undergoing changes in their telecommunications and data communication infrastructures. It assists its clients by being a full-service provider in the area of computer networks and telephone systems.

         Principles of Consolidation - The consolidated financial statements include the accounts of COMC, Inc. and Complete Communications Incorporated, its wholly-owned subsidiary (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Impairment of Long-Lived Assets - Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement provides guidelines for recognition of impairment losses related to long-term assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

         Stock-Based Compensation - Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"). This statement encourages, but does not require, a fair value based method of accounting for employee stock options. The Company elected to continue to measure compensation costs under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and to comply with the pro forma disclosure requirements of Statement No. 123. The adoption of this statement had no impact on the Company's consolidated financial statements. The Company did not grant any options during the years ended December 31, 1996 and 1995.

         Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         Inventories - Inventories consisting of various parts and equipment for sale are stated at the lower of cost or market determined on a first-in, first-out (FIFO) basis.

         Property and Equipment - Property and equipment is stated at cost. Depreciation is computed on the straight-line method over estimated useful lives ranging from 5 to 7 years. Leasehold improvements are amortized using the straight-line method over the term of the lease or the useful life of the asset, whichever is shorter.

                           COMC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


         Net Income (loss) Per Share - Net income (loss) per share is based upon the weighted average number of common shares outstanding during the periods presented.

         The pro forma net income (loss) per share information for the years ended December 31, 1996 and 1995 gives effect to the proposed level of officer's compensation at a base of $104,000 plus 1% of gross revenues per annum net of amounts already charged to operations, and pro forma income taxes assuming the Company was subject to federal and state income taxes.

         Revenue Recognition - Contract revenue is recognized principally on the percentage-of-completion method in the ratio that cost incurred bears to estimated cost at completion. Other revenue is recorded on the basis of shipment of products or performance of services. The Company generally enters into short-term contracts, less than one year. As of December 31, 1996 and 1995, there were no contracts in progress.

         Non-Recurring Charges - In 1995, the Company incurred $207,500 in consulting fees in the search, negotiation and acquisition of publicly held shell companies. The purpose was to raise equity capital to develop new product lines. In 1996, the Company incurred $47,772 in legal, accounting and consulting fees in its acquisition of COMC, Inc., a publicly held shell company.

         Concentration of Credit Risk - The Company makes periodic evaluations of the creditworthiness of its customers and generally does not require collateral. To date, the Company has not experienced any material bad debts or collection problems. As of December 31, 1996, two customers accounted for 43% and 12%, respectively, of total accounts receivable and 15% and 13% as of December 31, 1995, respectively.

         Reclassifications - Certain 1995 balances have been reclassified to conform with the current year's presentation.


    2.   PROPERTY AND EQUIPMENT

         Property and Equipment consisted of the following at December 31, 1996 and 1995:

                                                       1996              1995
                                                      --------          --------

Office Furniture & Equipment                          $192,905          $151,618
Machinery and Equipment                                  3,902
Leasehold Improvements                                   8,639             8,639
Vehicle                                                                   15,000
                                                      --------          --------

                                                       205,446           175,257
   Less: accumulated depreciation                       90,269            52,317
                                                      --------          --------

                                                      $115,177          $122,940
                                                      ========          ========


    3.   NOTES PAYABLE AND LONG-TERM DEBT

         In 1996, the Company entered into two revolving lines of credit agreement with a bank which provide for borrowings up to $100,000 and $200,000, respectively. Interest is payable monthly at the bank's prime rate (8.25% at December 31, 1996) plus 2.5%. The lines of credit expire on April 10, 1997. The Company had outstanding borrowings of $100,000 and $200,000, respectively, on each line of credit as of December 31, 1996.

         In 1995, the Company entered into a revolving line of credit agreement with a bank providing for borrowings up to $250,000, interest payable monthly at the bank's prime rate plus 1.5%. In April 1996, the Company converted the outstanding balance on the line of credit into a $250,000 term loan agreement with the same bank, principal payable in monthly installment of $4,167 and interest at the bank's prime rate (8.25% at December 31, 1996) plus 2.5%. The note matures on April 15, 2001. As of December 31, 1996, the Company had an outstanding balance of $216,667 on the term loan.

         The aforementioned lines of credit and term loan are secured by all assets of the Company, guaranteed by the majority stockholder of the Company and contain certain financial covenants and restrictions. As of December 31, 1996, the Company was in compliance with such covenants and restrictions.

                           COMC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


         Annual maturities of long-term debt for years ending December 31, are as follows:

               1997                              $ 50,000
               1998                                50,000
               1999                                50,000
               2000                                50,000
               2001                                16,667
                                                 ---------

                                                 $216,667
                                                 =========


    4.   STOCKHOLDERS' EQUITY

         In November 1996, the Board of Directors of the Company and the holders of two thirds of the shares entitled to vote thereon adopted an amendment to the Articles of Incorporation of the Company to (i) effect a one for ten reverse stock split of she Company's currently issued and outstanding Common Stock, (ii) increase the number of shares of Common Stock the Company is authorized to issue to 40,000,000, (iii) change the Company's name to COMC, INC., and (iv) eliminate the Class B Common Stock. Prior to the adoption, the Company was authorized to issue 20,000,000 shares of Common Stock, $01 par value and 2,250,000 shares of Class B Common Stock, $.01 par value.

         Shares of Common Stock and Class B Common Stock carried identical rights, except that holders of Class B Common Stock were entitled to elect a majority of the Company's Board of Directors, and the Class B Common Stock was convertible on a share-for-share basis at any time into common stock. Total shares increased by 625,000 shares at $.01 per shares or $62,500 related to the reverse acquisition, $25,000 shares of common stock and 100,000 shares of Class B common stock were issued for funding the acquisition.


    5.   INCOME TAXES

         On August 5, 1992, the Company elected to be taxed under the provisions of Subchapter S of the Internal revenue Code. Under those provisions, the Company generally does not pay federal corporate income taxes on its taxable income. Instead, the stockholders are liable for individual federal income taxes on their respective share of the Company's taxable income. Certain states do not recognize the Subchapter S election and, accordingly, require the payment of taxes by the Company. The Company reported its income on a cash basis for income tax purposes until December 31, 1995. Effective January 1, 1996, the Company changed its accounting method to accrual basis for income tax purposes. On November 21, 1996, the Company terminated its status as an S corporation.

         The income taxes consisted of state income taxes of $2,446 and $5,000 for the years ended December 31, 1996 and 1995, respectively.

         The components of deferred taxes were as follows at December 31, 1996 and 1995:

                                                        1996             1995
                                                      --------          -------

Deferred tax assets:
   Net operating loss carryforward                    $ 10,039          $     0
   Valuation allowance                                 (10,039)               0
                                                      --------          -------

Deferred tax liability:
   Accruals recognized in different
     periods for tax purposes                                0            4,352
                                                      --------          -------

        Net deferred taxes                            $      0          $(4,352)
                                                      ========          =======

                           COMC, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


         As of December 31, 1996, the Company had a net operating loss carryforward of approximately $44,000 for federal tax purposes which is available to offset future taxable income, if any, through 2011. The Company has established a valuation allowance against this deferred asset.

         Pro forma income taxes - The pro forma information presented in the statements of operations reflect pro forma income taxes assuming the Company was subject to federal and state income taxes in 1996 and 1995.

         Pro forma income taxes (benefit) amounted to $(62,600) in 1996 and $132,600 in 1995. The pro forma income taxes differs from the expected tax expense (benefit) (computed by applying the federal corporate tax rate of 34% to income before income taxes) as follows:

                                                          1996            1995
                                                       ---------        --------

Expected tax expense (benefit)                         $ (53,000)       $106,000
State income tax, net of federal tax benefit              (9,600)         21,000
Other                                                                      5,600
                                                       ---------        --------

                                                       $ (62,600)       $132,600
                                                       =========        ========


    6.   COMMITMENTS AND CONTINGENCIES

         Operating Lease - The majority stockholder on behalf of the Company leases its office, under operating lease with initial term of five years with an option for an additional five years or a right of first refusal to purchase the building. Future minimum lease payments by year and in the aggregate, under noncancelable operating leases with initial or remaining lease terms in excess of one year, consisted of the following at December 31, 1996:

               Year Ended December 31,

               1997                       $  42,019
               1998                          44,119
               1999                          46,326
               2000                          11,721
                                          ----------

                                          $ 144,185
                                          ==========

         Rent expense for the years ended December 31, 1996 and 1995 was $44,141 and $35,126, respectively.


    7.   MAJOR CUSTOMERS

         Two customers accounted for approximately 33% and 17% of revenues for the year ended December 31, 1996, respectively, and 57% and 33% for the year ended December 31, 1995, respectively.


    8.   PENDING ACQUISITION

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

                                    COMC, INC.


                                    By:  /s/   John Ackerman
                                         -------------------------------------
                                         John Ackerman, Chairman and President

Dated:  April 10, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of April 10, 1997 by the following persons on behalf of Registrant and in the capacities indicated.



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



                                     /s/   Marvin Loeb
                                     -------------------------------------
                                     Marvin Loeb, Director

                                    EXHIBITS



      2.01  Letter Agreement with Complete Communications, Inc. dated as of June 3, 1996(1)

      3.01  Certificate of Incorporation as amended(1)

      3.02  By-laws(2)

      16.1  Letter from Oppenheim & Ostrick, CPA's dated January 8, 1997 (3)

----------------------------

(1) Incorporated by reference to the Company's Information Statement dated September 15, 1996

(2) Incorporated by reference to the Company's Registration Statement (declared effective March 25, 1987)

(3) Incorporated by reference to the Company's Current Report on Form 8-K/A dated January 9, 1997