Form 10QSB
period 1997-03-31
COMC INC
filed 1997-05-14
CIK 754568

                           THE SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1997

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO __________
                           Commission File No. 0-16472

                                   COMC, INC.
                        FORMERLY AUTOMEDIX SCIENCES, INC.
             (Exact Name of Registrant as Specified in its Charter)

            Illinois                                    36-3021754
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                              400 N. Glenoaks Blvd.
                            Burbank, California 91502
                    (Address of principal executive offices)

                                 (818) 556-3333
                           (Issuer's telephone number)

            Check whether the issuer filed all required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter Period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes No X

The number of shares outstanding of Registrants Common Stock as of May 6, 1997 was 12,498,107.

Transitional Small Business Disclosure Format.        Yes             No   X

PART I.  FINANCIAL
INFORMATION

Item 1.  Financial Statements


                            COMC, INC AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                   March 31,      December 31,
                                                                     1997            1996
                                                                  -----------     -----------
                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                     $    11,152     $    57,180
    Accounts receivable                                             1,189,754         738,724
    Inventories                                                        90,705          97,040
    Prepaid expenses and other                                         38,219          21,103
                                                                  -----------     -----------
TOTAL CURRENT ASSETS                                                1,329,830         914,047

PROPERTY AND EQUIPMENT, Net                                           114,874         115,177

OTHER ASSETS
    Deposits                                                           17,825          17,825
                                                                  -----------     -----------
                                                                  $ 1,462,529     $ 1,047,049
                                                                  ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                               $   614,132     $   192,284
   Accrued expenses                                                    74,864          47,323
   Income taxes payable                                                 2,045           2,045
   Current portion of long-term debt                                   50,000          50,000
   Notes payable                                                      300,000         300,000
                                                                  -----------     -----------
TOTAL CURRENT LIABILITIES                                           1,041,041         591,652
                                                                  -----------     -----------
LONG-TERM  DEBT, net of current portion                               154,167         166,667
                                                                  -----------     -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock - authorized 40,000,000 shares, $.01 par value
      issued and outstanding - 12,498,107 shares                      124,981         124,981
   Additional paid-in capital                                         210,022         210,022
   Accumulated deficit                                                (67,682)        (46,273)
                                                                  -----------     -----------
TOTAL STOCKHOLDERS' EQUITY                                            267,321         288,730
                                                                  -----------     -----------
                                                                  $ 1,462,529     $ 1,047,049
                                                                  ===========     ===========

           See accompanying Notes to Consolidated Financial Statements

                            COMC, INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three Months Ended
                                           -----------------------------
                                             March 31,        March 31,
                                               1997             1996
                                           ------------     ------------
REVENUES                                   $  1,020,569     $    590,414

COST OF REVENUES                                684,523          385,045
                                           ------------     ------------
GROSS PROFIT                                    336,046          205,369

OPERATING EXPENSES                              346,869          322,220
                                           ------------     ------------
LOSS BEFORE
OTHER INCOME (EXPENSE)                          (10,823)        (116,851)

OTHER INCOME (EXPENSE)
   Interest income                                  124              124
   Interest expense                             (10,710)          (5,977)
                                           ------------     ------------
TOTAL OTHER INCOME (EXPENSE)                    (10,586)          (5,853)
                                           ------------     ------------
LOSS BEFORE INCOME TAXES                        (21,409)        (122,704)

INCOME TAXES                                         --               --
                                           ------------     ------------
NET LOSS                                   $    (21,409)    $   (122,704)
                                           ============     ============
PRO FORMA:

Historical loss before income taxes        $    (21,409)    $   (122,704)

Adjustment to officer's compensation                 --           (9,250)
                                           ------------     ------------
Pro forma loss boss before income taxes         (21,409)        (131,954)

Pro forma income taxes (benefit)                     --          (52,500)
                                           ------------     ------------
Pro forma net loss                         $    (21,409)    $    (79,454)
                                           ============     ============
Pro forma net loss per share               $      (0.00)    $      (0.01)
                                           ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                        12,498,107       10,000,000
                                           ============     ============

           See accompanying Notes to Consolidated Financial Statements

                            COMC, INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Three Months Ended
                                                                 -----------------------
                                                                 March 31,     March 31,
                                                                   1997          1996
                                                                 ---------     ---------
CASH  FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                      $ (21,409)    $(122,704)
   Adjustments to reconcile net loss to
       net cash used in operating activities:
            Depreciation                                             7,909        12,500
            (Increase) decrease in:
                  Accounts receivable                             (451,030)      155,660
                  Securities available for sale                         --       (28,275)
                  Inventories                                        6,335       (24,533)
                  Prepaid expenses and other current assets        (17,116)       (5,343)
                  Deposits                                              --       (62,970)
             Increase (decrease) in:
                 Account payable and accrued expenses              449,389       (94,264)
                 Income taxes payable and deferred income tax           --        (1,485)
                                                                 ---------     ---------
             NET CASH  USED IN OPERATING ACTIVITIES                (25,922)     (171,414)
                                                                 ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                              (7,606)      (12,974)
    Loans receivable                                                    --       (28,314)
                                                                 ---------     ---------
             NET CASH  USED IN INVESTING ACTIVITIES:                (7,606)      (41,288)
                                                                 ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash overdraft                                                      --        40,352
    Principal payments on long-term borrowings                     (12,500)           --
                                                                 ---------     ---------
             NET CASH PROVIDED BY(USED IN) FINANCING               (12,500)       40,352
                                                                 ---------     ---------
                 ACTIVITIES

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (46,028)     (172,350)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        57,180       172,350
                                                                 ---------     ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                           $  11,152     $      --
                                                                 ---------     ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
    Cash paid during the year for interest                       $  10,710     $   5,977
                                                                 =========     =========
    Cash paid during the year for income taxes                   $      --     $   1,485
                                                                 =========     =========

           See accompanying Notes to Consolidated Financial Statements

                            COMC, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements, which are for the interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1996 of COMC, Inc. (the "Company"), as filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

Net Income (loss) Per Share - Net income (loss) per share is based upon the weighted average number of common shares outstanding during the periods presented.

The pro-forma net income (loss) per share information for the three months ended March 31, 1996 gives effect to the proposed level of officer's compensation at a base of $104,000 plus 1% of gross revenues per annum net of amounts already charged to operations, and pro-forma income taxes assuming the Company was subject to federal and state income taxes.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the financial statements and related notes thereto of the Company included elsewhere herein.

      Initially, the Company's purpose was the research and development of medical technologies for the treatment of cancer and other conditions. Because the Company was unable to raise capital to continue the clinical trials with respect to the medical device for cancer treatment which it had designed, in the spring of 1992, it ceased its operations. As a consequence, the Board of Directors of the Company began to investigate the possibility of a new business direction and to search for viable acquisition or merger candidates which would enable the Company to maximize value to shareholders. As previously mentioned, the Company completed the acquisition of Complete Communications, Inc.("CCI"), in November 1996. The transaction was accounted for as a reverse acquisition. Therefore, discussion in this section will be based on the operating results of CCI for the three months ended March 31, 1997 and 1996.

Results of Operations

Three months ended March 31, 1997 compared to three months ended March 31, 1996.

      Revenues increased approximately $430,000 or 72.9% between the comparable quarters primarily due to a large contract for Bank of America where CCI is acting as subcontractor for Western Carlson Design (general contractor). While this initial contract will be completed in May 1997, additional work at the site will continue for several months in diminishing amounts. Cost of revenues increased $299,000 or 77.8%. Technician labor increased $22,000 or 9.9% while material purchased increased $274,000 or 173.7% to meet the needs of the Bank of America contract. Operating expenses increased $25,000 or 7.7% due to professional and consulting fees for the public entity plus merger and acquisition costs. These expenses were offset by reductions in payroll, office supplies, travel and entertainment. Other expenses increased $4,733 or 80.9% primarily due to additional interest expenses from two new lines of credit required for acquisition costs incurred in 1995 and 1996. As a result of the above, loss before taxes was reduced by $101,000 resulting in a loss for the three months ended March 31, 1997 of $21,409.

      For the three months ended March 31, 1997 Western Carlson Design and DEB Construction accounted for 57% and 8% of the Company's revenue, respectively. Western Carlson Design represented 2% of revenues for the three months ended March 31, 1996 while there was no activity involving DEB Construction.

      The Company deals with many material suppliers under various credit term policies. It is CCI's practice to secure the most competitive pricing among these suppliers. For the three months ended March 31, 1997 GTE Supply, Cable Connector Warehouse and Energy Electric Cable accounted for 45%, 17% and 11% of the companies total material purchases, respectively. Of these suppliers, only Cable Connector Warehouse was used in the comparable period last year and accounted for 6% of total material purchased.

Liquidity and Capital Resources

      In November 1996, the Company consummated the acquisition of Complete Communications, Inc., a California corporation ("CCI"), in consideration for the issuance of 10,000,000 shares of Common Stock to John Ackerman, the sole shareholder of CCI. In connection with this transaction, the Company changed its name to COMC, Inc.

      Cash and cash equivalents decreased $46,028 at March 31, 1997 compared to December 31, 1996. Cash used in operating activities amounted to $25,922 and was primarily due to a loss in the quarter of $21, 409 and additional prepaid assets. Cash used in investing activities decreased $7,606 at March 31, 1997 due to the purchase of necessary operational equipment. Financing activities used $12,500 for principal payments on long-term borrowings.

      The Company has a $100,000 equipment line of credit which was established in January 1997 and remains available.

      In December 1996 the Company entered into a letter of intent with Able Cable, Inc. ("ACI"), a provider of interconnect services of voice and data communications systems. Under the terms of the letter of intent, the Company will acquire ACI in consideration for a cash payment of $1,000,000 and the issuance of Common Stock as well as payments in the amount of $960,000 over a period of four years under employment and consulting agreements to be entered into with the principals of ACI. Compilations provided to the Company indicate that during its most recent fiscal year ACI generated revenues of $6.8 million, while pre-tax profits amounted to $267,000. Consummation of the transaction is contingent upon financing arrangements and the satisfactory completion of the Company's due diligence investigation of ACI's affairs, neither of which can be assured at this time.

     In April 1997, the Company entered into a letter of intent providing for a business combination withICF Communications Systems, Inc. ("ICF"). Pursuant to the letter of intent, the Company will acquire ICF for a total consideration of $12.1 million of which $9.6 million is payable in cash with the balance to be paid by the issuance of the Company's Common Stock. Approximately $8 million is due at the closing. Additional payments will be made annually over a two- year period from the closing. It is currently anticipated that two of ICF's principals will enter into employment agreements with the Company. ICF is a telephone service provider based in the San Francisco area. According to compilations provided to the Company, during its most recent fiscal year ICF generated revenues of approximately $15 million. Its pre-tax profits during this period aggregated approximately $1.3 million. Consummation of the transaction is contingent, among other things, upon financing arrangements and the satisfactory completion of the Company's due diligence investigation of ICF's affairs, neither of which can be assured at this time.

      The Company intends to continue its search for additional merger and acquisition candidates that will expand its existing markets in related products and services.

PART II.  OTHER INFORMATION

Item 1. Legal proceedings

      The Company is not involved in any material legal proceedings.

Item 2. Changes in Securities

      Not Applicable

Item 3. Defaults Upon Senior Securities

      Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

      Not Applicable

Item 5. Other Information

      Not applicable

Item 6. Exhibits and Reports on Form 8-K

      On January 9, 1997, Registrant filed an amendment No. 2 to a Current Report on Form 8-K with respect to a change in accountants.

      On February 25, 1997, Registrant filed an amendment to a Current Report on Form 8-K with respect to the acquisition of CCI.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COMC, INC.


                                       By: /s/ John Ackerman
                                           -----------------
                                           John Ackerman, Chairman and President

Dated:  May 6, 1997

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of May 6, 1997 by the following persons on behalf of Registrant and in the capacities indicated.


                                       By:  /s/ Ernest C. Mauritson
                                            ----------------------
                                            Ernest c. Mauritison, Controller
                                            (Principal Financial and
                                            Accounting Officer)