Form 10QSB
period 1997-06-30
COMC INC
filed 1997-08-19
CIK 754568

                     THE SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1997

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

      The number of shares outstanding of Registrants Common Stock as of August 14, 1997 was 12,498,107.

      Transitional Small Business Disclosure Format. Yes   No X

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            COMC, INC AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                   June 30,      December 31,
                                                                     1997            1996
                                                                  -----------     -----------
                                    ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                     $    41,991     $    57,180
    Accounts receivable                                               549,411         738,724
    Loans receivable - officer                                         18,095
    Inventories                                                        88,838          97,040
    Prepaid expenses and other                                         51,219          21,103
                                                                  -----------     -----------
TOTAL CURRENT ASSETS                                                  749,554         914,047

PROPERTY AND EQUIPMENT, Net                                           129,962         115,177

OTHER ASSETS
    Deposits                                                           19,782          17,825
                                                                  -----------     -----------
                                                                  $   899,298     $ 1,047,049
                                                                  ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                               $   154,054     $   192,284
   Accrued expenses                                                    77,628          47,323
   Income taxes payable                                                                 2,045
   Current portion of long-term debt                                   50,000          50,000
   Notes payable                                                      220,000         300,000
                                                                  -----------     -----------
TOTAL CURRENT LIABILITIES                                             501,682         591,652
                                                                  -----------     -----------
LONG-TERM  DEBT, net of current portion                               146,249         166,667
                                                                  -----------     -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock - authorized 40,000,000 shares, $.01 par value
      issued and outstanding - 12,498,107 shares                      124,981         124,981
   Additional paid-in capital                                         210,022         210,022
   Accumulated deficit                                                (83,636)        (46,273)
                                                                  -----------     -----------
TOTAL STOCKHOLDERS' EQUITY                                            251,367         288,730
                                                                  -----------     -----------
                                                                  $   899,298     $ 1,047,049
                                                                  ===========     ===========

      See accompanying Notes to Condensed Consolidated Financial Statements

                            COMC, INC AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                Six Months Ended
                                           -----------------------------
                                             June 30,         June 30,
                                               1997             1996
                                           ------------     ------------
REVENUES                                   $ 1,619,403      $ 1,537,971

COST OF REVENUES                               997,442        1,036,125
                                           ------------     ------------
GROSS PROFIT                                   621,961          501,846

OPERATING EXPENSES                             634,367          453,870
                                           ------------     ------------
INCOME (LOSS) BEFORE
  OTHER INCOME (EXPENSE)                       (12,406)          47,976

OTHER INCOME (EXPENSE)
   Interest income                                 248              448
   Interest expense                            (25,205)         (16,221)
                                           ------------     ------------
TOTAL OTHER INCOME (EXPENSE)                   (24,957)         (15,773)
                                           ------------     ------------
INCOME (LOSS) BEFORE INCOME TAXES              (37,363)          32,203

INCOME TAXES                                                        297
                                           ------------     ------------
NET INCOME (LOSS)                          $   (37,363)     $    31,906
                                           ============     ============
NET INCOME (LOSS) PER SHARE                $       .00      $       .00
                                           ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                        12,498,107       10,000,000
                                           ============     ============

      See accompanying Notes to Condensed Consolidated Financial Statements

                            COMC, INC AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                Three Months Ended
                                           -----------------------------
                                             June 30,         June 30,
                                               1997             1996
                                           ------------     ------------
REVENUES                                   $   598,834      $   947,557

COST OF REVENUES                               312,919          651,080
                                           ------------     ------------
GROSS PROFIT                                   285,915          296,477

OPERATING EXPENSES                             287,498          131,650
                                           ------------     ------------
INCOME (LOSS) BEFORE
  OTHER INCOME (EXPENSE)                        (1,583)         164,827

OTHER INCOME (EXPENSE)
   Interest income                                 124              324
   Interest expense                            (14,495)         (10,244)
                                           ------------     ------------
TOTAL OTHER INCOME (EXPENSE)                   (14,371)          (9,920)
                                           ------------     ------------
INCOME (LOSS) BEFORE INCOME TAXES              (15,954)         154,907

INCOME TAXES                                                        297
                                           ------------     ------------
NET INCOME (LOSS)                          $   (15,954)     $   154,610
                                           ============     ============
NET INCOME (LOSS) PER SHARE                $       .00      $       .02
                                           ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                        12,498,107       10,000,000
                                           ============     ============

      See accompanying Notes to Condensed Consolidated Financial Statements

                            COMC, INC AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Six Months Ended
                                                                 -----------------------
                                                                 June 30,      June 30,
                                                                   1997          1996
                                                                 ---------     ---------
CASH  FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                             $ (37,363)    $ 31,906
   Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operating activities:
            Depreciation                                            11,163       24,560
            Gain on sale of marketable securities                                (7,931)
            (Increase) decrease in:
                  Accounts receivable                              189,313        3,731
                  Inventories                                        8,202     (115,231)
                  Prepaid expenses and other current assets        (48,211)       6,501
                  Deposits                                          (1,957)
             Increase (decrease) in:
                 Account payable and accrued expenses               (7,925)     (16,608)
                 Income taxes payable and deferred income tax       (2,045)      (2,752)
                                                                 ----------    ---------
             NET CASH PROVIDED BY (USED IN)
                  OPERATING ACTIVITIES                             111,177      (75,824)
                                                                 ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                             (25,948)     (37,507)
                                                                 ----------    ---------
             NET CASH  USED IN INVESTING ACTIVITIES                (25,948)     (37,507)
                                                                 ----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from short-term borrowing                                          100,000
    Loan from stockholder                                                       125,776
    Distribution to stockholder                                                 (51,863)
    Principal payments on short-term borrowing                     (80,000)
    Principal payments on long-term borrowing                      (20,418)     (22,185)
                                                                 ----------    ---------
             NET CASH PROVIDED BY(USED IN)
                 FINANCING ACTIVITIES                             (100,418)     151,728
                                                                 ----------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (15,189)      38,397

CASH AND CASH EQUIVALENTS, BEGINNING                                57,180      172,350
                                                                 ----------    ---------
CASH AND CASH EQUIVALENTS, END                                   $  41,991     $210,747
                                                                 ----------    ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
    Cash paid for interest                                       $  28,277     $ 16,221
                                                                 =========     =========
    Cash paid for income taxes                                   $   2,045     $  2,720
                                                                 =========     =========

      See accompanying Notes to Condensed Consolidated Financial Statements

                            COMC, INC AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which are for the interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1996 of COMC, Inc. (the "Company"), as filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

Net Income (loss) Per Share - Net income (loss) per share is based upon the weighted average number of common shares outstanding during the periods presented.


2. Impact of Recently Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be renamed basic earnings per share and will exclude the dilutive effect of stock options. The impact will not change primary earnings per share for the second quarter or six months ended June 30, 1997 and June 30, 1996.

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, which shall be effective for fiscal year beginning after December 15, 1997. The Company will apply the requirements of this statement on its fiscal year ended December 31, 1998. This statement discusses how to report and display comprehensive income and its components. Comprehensive income consists of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income.

In June 1997, the Financial Accounting Standards Board issued Statement No.131, Disclosures about Segments of an Enterprise and Related Information, which shall be effective for fiscal year beginning after December 15, 1997. The Company will apply the requirements of this statement on its fiscal year ended December 31, 1998. This statement discusses how to report operating segments and certain information about its products and services, the geographic areas in which they operate, and its major customers.

3. Loans Receivable - Officer

As of June 30, 1997, the Company had outstanding loans receivable from its President of $18,095. The loans bear interest at 1% per month and are due on December 31, 1997.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the financial statements and related notes thereto of the Company included elsewhere herein.

      Initially, the Company's purpose was the research and development of medical technologies for the treatment of cancer and other conditions. Because the Company was unable to raise capital to continue the clinical trials with respect to the medical device for cancer treatment which it had designed, in the spring of 1992, it ceased its operations. As a consequence, the Board of Directors of the Company began to investigate the possibility of a new business direction and to search for viable acquisition or merger candidates which would enable the Company to maximize value to shareholders. As previously mentioned, the Company completed the acquisition of Complete Communications, Inc.("CCI"), in November 1996. The transaction was accounted for as a reverse acquisition. Therefore, discussion in this section will be based on the operating results of CCI for the six months ended June 30, 1997 and 1996.

Results of Operations

      During the six months ended June 30, 1997 compared to six months ended June 30, 1996 revenues increased approximately $81,000 or 5.3% primarily due to a large contract for Bank of America where CCI is acting as subcontractor for Western Carlson Design (general contractor). While this initial contract was completed in May 1997, additional work at the site has continued for several months in diminishing amounts. Cost of revenues decreased $39,000 or 3.7%. Price and volume changes had little to no impact on revenues. Technician labor decreased $321,000 or 42.1% while material purchased increased $291,000 or 117.2% to meet the needs of the Bank of America contract. Operating expenses increased $180,000 or 39.8% due to professional and consulting fees for the public entity plus merger and acquisition costs. These expenses were offset by reductions in payroll, office supplies, travel and entertainment. Other expenses increased $9,000 or 58.2% primarily due to additional interest expenses from two new lines of credit required for acquisition costs incurred in 1995 and 1996. As a result of the above, the loss before taxes was $37,363 a swing of $70,000.

      During the three months ended June 30, 1997 compared to six months ended June 30, 1996 revenues decreased $349,000 or 36.8% primarily due to a contract with Digital Equipment Corp. which began in April 1996 and ran through the summer months generating billings of $433,000. Price and volume changes had little to no impact on revenues. Cost of revenues also decreased $338,000 or 51.9% which was the technician labor associated with the Digital Equipment contract. Operating expenses increased $156,000 or 118.4% primarily due to professional and consulting fees for the public entity plus merger and acquisition costs. Other expenses increased $4,000 or 44.9% due to additional interest expenses from two new lines of credit required for acquisition costs incurred in 1995 and 1996. The quarter ended June 30, 1997 loss before taxes was $15,954 a decrease of $170,100 from the quarter ended June 30, 1996.

      CCI has depended on a few large customers for the majority of its revenue to date. A loss of any one could have a material effect on the company's liquidity. Due to the quality of the Company's major customers, the collectibility of accounts receivable has not been a problem.

      For the six months ended June 30, 1997 Western Carlson Design and Bank of America accounted for 53% and 8% of the Company's revenue, respectively. Western Carlson Design 1% of revenues for the six months ended June 30, 1996 while Bank of America represented 3%.

      For the three months ended June 30, 1997 Western Carlson Design and Bank of American accounted for 45% and 13% of the Company's revenue, respectively. Western Carlson Design had no revenue for the three months ended June 30, 1996 while Bank of America represented 3%.

      The Company deals with many material suppliers under various credit term policies. It is CCI's practice to secure the most competitive pricing among these suppliers. For the six months ended June 30,

1997 Cable Connector Warehouse, Energy Electric Cable and GTE Supply accounted for 27%, 16% and 45% of the companies total material purchases, respectively. Of these suppliers, only Cable Connector Warehouse was used in the comparable period last year and accounted for 7% of total material purchased. For the three months ended June 30, 1997 Cable Connector Warehouse, Energy Electric Cable and GTE Supply accounted for 34%, 16% and 5% of the companies total material purchases, respectively. Of these suppliers, only Cable Connector Warehouse was used in the comparable period last year and accounted for 4% of total material purchased.


Liquidity and Capital Resources

      In November 1996, the Company consummated the acquisition of Complete Communications, Inc., a California corporation ("CCI"), in consideration for the issuance of 10,000,000 shares of Common Stock to John Ackerman, the sole shareholder of CCI. In connection with this transaction, the Company changed its name to COMC, Inc.

      Cash and cash equivalents decreased $15,189 at June 30, 1997 compared to December 31, 1996. Cash provided by operating activities amounted to $111,177 and was primarily due to an increase in accounts receivable collections. Cash used in investing activities decreased $25,948 at June 30, 1997 due to the purchase of necessary operational equipment. Financing activities used $100,418 for principal payments on long-term and short-term borrowings.

      The Company has a $250,000 term loan agreement with a bank, principal payable in a monthly installment of $4,167 and interest at the bank's prime rate plus 2.5%. The note matures on April 15, 2001 and has an outstanding balance of $187,500 as of August 5, 1997. The Company has a revolving credit agreement available for $300,000 with the same bank, interest at the bank's prime rate plus 2.5% and as of August 5, 1997 has used $270,000. The Company has a $100,000 equipment line of credit with the same bank which was established in January 1997 and remains available.

      In December 1996 the Company entered into a letter of intent with Able Cable, Inc. ("ACI"), a provider of interconnect services of voice and data communications systems. Under the terms of the letter of intent, the Company will acquire ACI in consideration for a cash payment of $1,000,000 and the issuance of Common Stock as well as payments in the amount of $960,000 over a period of four years under employment and consulting agreements to be entered into with the principals of ACI. Compilations provided to the Company indicate that during its most recent fiscal year ACI generated revenues of $6.8 million, while pre-tax profits amounted to $267,000. Consummation of the transaction is contingent upon financing arrangements and the satisfactory completion of the Company's due diligence investigation of ACI's affairs, neither of which can be assured at this time. Recently, ACI has requested a modification to the letter of intent in the form of an increased acquisition price based on better than expected performance.

      In April 1997, the Company entered into a letter of intent providing for a business combination with ICF Communications Systems, Inc. ("ICF"). Pursuant to the letter of intent, the Company will acquire ICF for a total consideration of $12.1 million of which $9.6 million is payable in cash with the balance to be paid by the issuance of the Company's Common Stock. Approximately $8 million is due at the closing. Additional payments will be made annually over a two- year period from the closing. It is currently anticipated that two of ICF's principals will enter into employment agreements with the Company. ICF is a telephone service provider based in the San Francisco area. According to compilations provided to the Company, during its most recent fiscal year ICF generated revenues of approximately $15 million. Its pre-tax profits during this period aggregated approximately $1.3 million. Consummation of the transaction is contingent, among other things, upon financing arrangements and the satisfactory completion of the Company's due diligence investigation of ICF's affairs, neither of which can be assured at this time. As of this date, the letter of intent has expired although both parties are still in discussions.

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

        Not applicable

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

                                   COMC, INC.

                                       By: /s/ John Ackerman
                                           -------------------------------------
                                           John Ackerman, Chairman and President

Dated: August 15, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of August 15, 1997 by the following persons on behalf of Registrant and in the capacities indicated.


                                    /s/    Ernest C. Mauritson
                                    --------------------------------------------
                                    Ernest C. Mauritson, Controller
                                    (Principal Financial and Accounting Officer)