Form 10QSB
period 1997-09-30
COMC INC
filed 1997-11-17
CIK 754568

                     THE SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1997

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

Check whether the issuer filed all required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter Period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes___ No _X_

The number of shares outstanding of Registrants Common Stock as of November 10, 1997 was 12,498,107.

Transitional Small Business Disclosure Format. Yes ___ No _X_

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the financial statements and related notes thereto of the Company included elsewhere herein.

         Initially, the Company's purpose was the research and development of medical technologies for the treatment of cancer and other conditions. Because the Company was unable to raise capital to continue the clinical trials with respect to the medical device for cancer treatment which it had designed, in the spring of 1992, it ceased its operations. As a consequence, the Board of Directors of the Company began to investigate the possibility of a new business direction and to search for viable acquisition or merger candidates which would enable the Company to maximize value to shareholders. As previously mentioned, the Company completed the acquisition of Complete Communications, Inc.("CCI"), in November 1996. The transaction was accounted for as a reverse acquisition. Therefore, discussion in this section will be based on the operating results of CCI for the nine months ended September 30, 1997 and 1996.

Results of Operations

         During the nine months ended September 30, 1997 compared to nine months ended September 30, 1996 revenues decreased approximately $230,000 or 10.2%. This is primarily due to the fact that in 1997, new revenues from our largest customer (Western Carlson Design) which totaled $1,004,000 was not sufficient to replace the reduction in revenue from our two largest customers in 1996 (Cedar Sinai Medical Center and Digital Equipment Corp.) which totaled $1,746,000. Cost of revenues decreased $433,000 or 25.3%. Price and volume changes had little to no impact on revenues. Technician labor decreased $666,000 or 53.9% due to the reduction in Cedar Sinai Medical Center and Digital Equipment Corp. activity. Material purchases increased $222,000 or 32.9% to meet the needs of the Western Carlson Design contract which was much more material intense. Operating expenses increased $133,000 or 18.1% due to professional and consulting fees for the public entity plus merger and acquisition costs that totaled nearly $200,000. These expenses were offset by reductions in payroll and benefits, office supplies, travel and entertainment. Other expenses increased $15,000 or 63.0% primarily due to additional interest expenses from two new lines of credit required for acquisition costs incurred in 1995 and 1996. As a result of the above, the loss before taxes for the nine months ended September 30, 1997 was $143,656 an improvement of $56,000 from the nine months ended September 30, 1996.

         During the three months ended September 30, 1997 compared to three months ended September 30, 1996 revenues decreased $311,000 or 43.2%. This was primarily due to a contract with Digital Equipment Corp. which began in April 1996 and generated billings of $359,000 during the three months ended September 30, 1996. The Digital Equipment Corp. contract expired in October 1996. Price and volume changes had little to no impact on revenues. Cost of revenues also decreased $395,000 or 59.2% which was due to the technician labor associated with the Digital Equipment Corp. contract and other efficiencies implemented by the Company. Operating expenses decreased $48,000 or 17.2% primarily due to the Company replacing salaried salesmen with commissioned outside salesmen. Other expenses increased $4,000 or 48.2% due to additional interest expenses from two new lines of credit required for acquisition costs incurred in 1995 and 1996. The quarter ended September 30, 1997 loss before taxes was $106,293 an improvement of $125,000 from the quarter ended September 30, 1996.

         CCI has depended on a few large customers for the majority of its revenue to date. A loss of any one could have a material effect on the company's liquidity. Due to the quality of the Company's major customers, the collectibility of accounts receivable has not been a problem.

         For the nine months ended September 30, 1997 Western Carlson Design and Bank of America accounted for 50% and 9% of the Company's revenue, respectively. Western Carlson Design accounted for 1% of revenues for the nine months ended September 30, 1996 while Bank of America represented 5%.

         For the three months ended September 30, 1997 Western Carlson Design, Sanwa Bank, Bank of America and The Signature Group accounted for 37%, 25%, 12% and 12% of the Company's revenue, respectively. Sanwa Bank and The Signature Group were new customers in 1997. Western Carlson Design had no revenue for the three months ended September 30, 1996 while Bank of America represented 3%.

         The Company deals with many material suppliers under various credit term policies. It is CCI's practice to secure the most competitive pricing among these suppliers. For the nine months ended September 30, 1997 GTE Supply, Cable Connector Warehouse and Anicom accounted for 43%, 25% and 19% of the companies total material purchases, respectively. Of these suppliers, only Cable Connector Warehouse was used in the comparable period last year and accounted for 7% of total material purchased. For the three months ended September 30, 1997 GTE Supply, Anicom and Cable Connector Warehouse accounted for 36%, 31% and 18% of the company's total material purchases, respectively. Of these suppliers, only Cable Connector Warehouse was used in the comparable period last year and accounted for 6% of total material purchased.

Liquidity and Capital Resources

         In November 1996, the Company consummated the acquisition of Complete Communications, Inc., a California corporation ("CCI"), in consideration for the issuance of 10,000,000 shares of Common Stock to John Ackerman, the sole shareholder of CCI. In connection with this transaction, the Company changed its name to COMC, Inc.

         Cash and cash equivalents increased $19,211 at September 30, 1997 compared to December 31, 1996. Cash provided by operating activities amounted to $136,558 and was primarily due to an increase in accounts receivable collections offset by the period's net loss. Cash used in investing activities was $55,014 due to loans to officers and the purchase of necessary operational equipment. Financing activities used $62,333 for principal payments on long-term and short-term borrowings due to acquisition costs incurred in 1995 and 1996.

         The Company has a $250,000 term loan agreement with a bank, principal payable in a monthly installment of $4,167 and interest at the bank's prime rate plus 2.5%. The note matures on April 15, 2001 and has an outstanding balance of $174,999 as of November 5, 1997. The Company has a revolving credit agreement available for $300,000 with the same bank, interest at the bank's prime rate plus 2.5% and as of November 7, 1997 has used $183,000. The Company has a $100,000 equipment line of credit with the same bank which was established in January 1997 and remains available.

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



Part II.  OTHER INFORMATION

Item 1.  Legal proceedings

         The Company has received notice from the Labor Commissioner of the State of California for four claims from former employees totaling $44,000 less any accrued interest. The claims allege unpaid commissions for the period from January 1, 1997 to April 30, 1997 in four of the cases and unpaid wages for the period from July 21, 1995 to April 30, 1997 for the remaining one. The Company believes that the claims are without merit and intends to vigorously defend against the claims at both the conference and hearing level if necessary.

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

                                   COMC, INC.

                                   By: /s/ John Ackerman
                                       ----------------------------------------
                                       John Ackerman, Chairman and President

Dated: November 14, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of November 14, 1997 by the following persons on behalf of Registrant and in the capacities indicated.


                                   /s/ Ernest C. Mauritson
                                   ---------------------------------------------
                                   Ernest C. Mauritson, Controller
                                   (Principal Financial and Accounting Officer)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           COMC, INC AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                  September 30,   December 31,
                                                                     1997            1996
                                                                  -----------     -----------
                               ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                     $    76,391     $    57,180
    Accounts receivable                                               485,311         738,724
    Loans receivable - officer                                         38,198
    Inventories                                                        81,390          97,040
    Prepaid expenses and other                                         43,385          21,103
                                                                  -----------     -----------
TOTAL CURRENT ASSETS                                                  724,675         914,047

PROPERTY AND EQUIPMENT, Net                                           119,920         115,177

OTHER ASSETS
    Deposits                                                           22,580          17,825
                                                                  -----------     -----------
                                                                  $   867,175     $ 1,047,049
                                                                  ===========     ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                               $   208,761     $   192,284
   Accrued expenses                                                    59,006          47,323
   Income taxes payable                                                                 2,045
   Current portion of long-term debt                                   50,000          50,000
   Notes payable                                                      266,000         300,000
                                                                  -----------     -----------
TOTAL CURRENT LIABILITIES                                             583,767         591,652
                                                                  -----------     -----------
LONG-TERM DEBT, net of current portion                                138,334         166,667
                                                                  -----------     -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock - authorized 40,000,000 shares, $.01 par value
      issued and outstanding - 12,498,107 shares                      124,981         124,981
   Additional paid-in capital                                         210,022         210,022
   Accumulated deficit                                               (189,929)        (46,273)
                                                                  -----------     -----------
TOTAL STOCKHOLDERS' EQUITY                                            145,074         288,730
                                                                  -----------     -----------
                                                                  $   867,175     $ 1,047,049
                                                                  ===========     ===========









      See accompanying Notes to Condensed Consolidated Financial Statements

                          COMC, INC AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                Three Months Ended
                                                  September 30,
                                           -----------------------------
                                               1997             1996
                                           ------------     ------------

REVENUES                                   $   408,876      $   719,989

COST OF REVENUES                               272,360          666,871
                                           ------------     ------------
GROSS PROFIT                                   136,516           53,118

OPERATING EXPENSES                             229,626          277,170
                                           ------------     ------------
LOSS BEFORE
  OTHER INCOME (EXPENSE)                       (93,110)        (224,052)

OTHER INCOME (EXPENSE)
   Interest income                                 124            1,353
   Interest expense                            (13,307)          (8,977)
                                           ------------     ------------
TOTAL OTHER INCOME (EXPENSE)                   (13,183)          (7,624)
                                           ------------     ------------
NET LOSS                                   $  (106,293)     $  (231,676)
                                           ============     ============
NET LOSS PER SHARE                         $      (.01)     $      (.02)
                                           ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                        12,498,107       10,000,000
                                           ============     ============



      See accompanying Notes to Condensed Consolidated Financial Statements

                          COMC, INC AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                Nine Months Ended
                                                  September 30,
                                           -----------------------------
                                               1997             1996
                                           ------------     ------------

REVENUES                                   $ 2,028,279      $ 2,257,960

COST OF REVENUES                             1,269,802        1,702,996
                                           ------------     ------------
GROSS PROFIT                                   758,477          554,964

OPERATING EXPENSES                             863,993          731,337
                                           ------------     ------------
LOSS BEFORE
  OTHER INCOME (EXPENSE)                      (105,516)        (176,373)

OTHER INCOME (EXPENSE)
   Interest income                                 372            1,801
   Interest expense                            (38,512)         (25,198)
                                           ------------     ------------
TOTAL OTHER INCOME (EXPENSE)                   (38,140)         (23,397)
                                           ------------     ------------
NET LOSS                                   $  (143,656)     $  (199,770)
                                           ============     ============
NET LOSS PER SHARE                         $      (.01)     $      (.02)
                                           ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                        12,498,107       10,000,000
                                           ============     ============




      See accompanying Notes to Condensed Consolidated Financial Statements

                            COMC, INC AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                       -------------------------------
                                                                           1997                1996
                                                                       ------------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                             $(143,656)           $(199,770)
   Adjustments to reconcile net loss to
       net cash provided by (used in) operating activities:
            Depreciation                                                   12,073               41,415
            (Increase) decrease in:
                  Accounts receivable                                     253,413               17,064
                  Inventories                                              15,650             (120,008)
                  Prepaid expenses and other current assets               (22,282)              12,359
                  Deposits                                                 (4,755)              (1,928)
             Increase (decrease) in:
                 Account payable and accrued expenses                      28,160              (79,365)
                 Income taxes payable and deferred income tax              (2,045)              (4,352)
                                                                        ---------            ---------
             NET CASH PROVIDED BY (USED IN)
                           OPERATING ACTIVITIES                           136,558             (334,585)
                                                                        ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Investments                                                                                (27,956)
    Loans to officers                                                     (38,198)
    Purchase of property and equipment                                    (16,816)             (48,810)
                                                                        ---------            ---------
             NET CASH  USED IN INVESTING ACTIVITIES                       (55,014)             (76,766)
                                                                        ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from short-term borrowing                                     76,000               80,000
    Proceeds from long-term borrowing                                                          179,167
    Loan from stockholder                                                                      102,392
    Distribution to stockholder                                                                (51,863)
    Principal payments on short-term borrowing                           (110,000)
    Principal payments on long-term borrowing                             (28,333)
                                                                        ---------            ---------
             NET CASH PROVIDED BY(USED IN)
                 FINANCING ACTIVITIES                                     (62,333)             309,696
                                                                        ---------            ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       19,211             (101,655)
CASH AND CASH EQUIVALENTS, BEGINNING                                       57,180              172,350
                                                                        ---------            ---------
CASH AND CASH EQUIVALENTS, END                                          $  76,391            $  70,695
                                                                        =========            =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
    Cash paid for interest                                              $  41,584            $  25,198
                                                                        =========            =========
    Cash paid for income taxes                                          $   2,045            $   2,720
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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

Net Income (loss) Per Share - Net income (loss) per share is based upon the weighted average number of common shares outstanding during the periods presented.


2.  Impact of Recently Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be renamed basic earnings per share and will exclude the dilutive effect of stock options. The impact will not change primary earnings per share for the three months and nine months ended September 30, 1997 and 1996.

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, which shall be effective for fiscal year beginning after December 15, 1997. The Company will apply the requirements of this statement on its fiscal year ended December 31, 1998. This statement discusses how to report and display comprehensive income and its components. Comprehensive income consists of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. As of September 30, 1997, the Company had no items of other comprehensive income.

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

3.       Loans Receivable - Officer

As of September 30, 1997, the Company had outstanding loans receivable from its President of $38,198. The loans bear interest at 1% per month and are due on December 31, 1997.