Form 10KSB
period 1997-12-31
COMC INC
filed 1998-04-13
CIK 754568

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                               FORM 10-KSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year ended December 31, 1997         Commission File Number 0-16472

                                COMC, INC.
          (Exact Name of Registrant as Specified in its Charter)

         Illinois                                    36-3021754
(State or other jurisdiction of incorporation  (I.R.S. Employer Identification
or organization)                               Number)

400 N. Glenoaks Boulevard
Burbank, California                               91502
(Address of Principal Executive Offices)               (Zip Code)

         Registrant's telephone number,
         including Area Code:                      (818) 556-3333

       Securities registered pursuant to Section 12(b) of the Act:
None

       Securities registered pursuant to Section 12(g) of the Act:
                 Common Stock (par value $.01 per share)
                              Title of Class

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past ninety (90) days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]


         The aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the last sales price of such stock as of March 27, 1998, was $325,147.50.

         The number of shares outstanding of Registrant's Common Stock as of March 31,1998 : 12,498,107

                                  PART I

Item 1.  DESCRIPTION OF BUSINESS

         General

         COMC, Inc., an Illinois corporation (the "Company") was incorporated in December 1978 under the name Automedix Sciences, Inc. Initially, its purpose was the research and development of a therapy for the treatment of cancer and other conditions. Because the Company was unable to raise capital to continue clinical trials of its therapy for cancer, in early 1992 it ceased its operations. As a consequence, the Board of Directors of the Company began to investigate the possibility of a new business direction and to search for viable acquisition or merger candidates which would enable the Company to maximize value to shareholders.

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

         The Company's objective is to take advantage of the opportunities created by a number of circumstances. First, in order to remain competitive, an increasing number of companies are introducing computers into their business. Second, prior generations of computer equipment are becoming obsolete and must be upgraded or replaced. Third, deregulation of the telecommunication industry is creating the need for new systems that will enable the integration of the computer, broadcasting, multi-media and cable industries. The Company believes that it offers a low-cost alternative to similar services offered by larger and more established telecommunications companies. In addition, by focusing on reducing the time it takes to respond to clients' needs, it has been able to develop a strong client base. Nevertheless, the Company is aware that the computer and telecommunications businesses are highly competitive. There can be no assurance that the Company will be able to compete effectively with entities many of which are older and more established in this area and possess greater financial and other resources than the Company.

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

         The Company is servicing education, entertainment, finance and health care markets with a large client base that includes Bank of America, Sanwa Bank, Cedars Sinai Medical Center, The Walt Disney Company, Warner Bros., City of Pasadena and the Burbank Unified School District. There is currently a concentration of activity within the finance sector and, although there is no guarantee of this level continuing, future commitments continue to arrive.

         The Company's revenues are generated by the sale of equipment and by services provided.and represent 40% and 60% of the Company's total revenue, respectively. For the fiscal year ended December 31, 1997, the Company generated total revenues of $2,650,386 . Its gross profits for the same period were $1,071,234 with a loss before income taxes of $146,257. For the fiscal year ended December 31, 1996 revenues were $3,033,583 with gross profits of $891,452 and a loss before income taxes of $120,099.


         Under an acquisition and consolidation strategy, the Company is attempting to build its operations and expand its presence in the high growth markets of Los Angeles, San Francisco and San Diego California; Phoenix, Arizona; Las Vegas and Reno, Nevada.

         In December 1996, the Company entered into a letter of intent with Able Cable, Inc. ("ACI"), a provider of interconnect services relating to voice and data communications systems. While this letter of intent has expired, the Company has renewed discussions with ACI and hope to proceed with a new letter of intent in the very near future.

         In April 1997 the Company entered into a letter of intent providing for a business combination with ICF Communications, Inc. ("ICF") a full service telecommunications provider of voice, data and other client service support. While this original letter of intent expired, in March 1998 the Company entered into a new letter of intent with ICF. Under the terms of this new letter of intent, the Company will acquire ICF in consideration for a cash payment of $3,000,000 and a note payable for $1,000,000. In addition, the Company will issue $12,000,000 worth of the Company's Common Stock. Consummation of the transaction is contingent upon financing arrangements and the satisfactory completion of the Company's due diligence investigation of ICF's affairs, neither of which can be assured at this time.



Sales and Marketing

         The Company believes long-term relationships with new and existing customers are the most effective way of attaining its business objectives. Going forward the plan is to sell, through a proactive campaign, to expand its customer base. The Company intends to secure additional independent outside sales personnel. It is anticipated that such salesmen will be compensated solely on a commission basis utilizing leads generated through referrals, periodic mailings, telemarketing and cold calls. In addition, the Company intends to grow its business and expand its customer base through acquisitions.

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


Employees

         As of March 31. 1998, the Company employed approximately 13 persons, of whom two are executive personnel, one acts as administrative support and 10 are involved in operations. The Company has decided to outsource many of the more non-technical functions as well as some of the Project Manager positions.


Item 2.  DESCRIPTION OF PROPERTY

         The Company leases approximately 3,500 square feet of space in an office building located at 400 N. Glenoaks Boulevard, Burbank, California at a monthly rent of approximately $3,700. The expiration of its current lease is March 2000 with an option to extend for five years. In addition, it leases approximately 1,000 square feet at a warehouse nearby at a monthly rent of $290 on a month to month basis.

Item 3.  LEGAL PROCEEDINGS

         The Company had received notice from the Labor Commissioner of the State of California ofr five claims from five former employees totaling $44,000 plus accrued interest. The claims allege unpaid commissions for the period of January 1, 1997 to April 30, 1997. Four of the claims totaling $4,000 were dismissed by the Labor Commission in November 1997. The remaining claim for $40,000 was allowed to proceed to the hearing level. The Company believes that the remaining claim is also without merit and intends to vigorously defend against it.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

                                 PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         No trading information was available for the Company's securities from 1992 to through February 19, 1998 as the Company was inactive. On February 20, 1998 the Company stock began trading under symbol CINJ on the OTC Bulletin Board and as of April 1, 1998 the closing bid price was $2.00 per share.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         General

         The following discussion should be read in conjunction with the Company's financial statements and related notes thereto of the Company included elsewhere herein.

         Initially, the Company's purpose was the research and development of a therapy for cancer and other conditions. Because the Company was unable to raise capital to continue the clinical trials of its cancer therapy, in the spring of 1992 it ceased operations. As a consequence, the Board of Directors of the Company began to investigate the possibility of a new business direction and to search for viable acquisition or merger candidates which would enable the Company to maximize value to shareholders. As previously mentioned, the Company completed the acquisition of Complete Communications, Inc., in November 1996. The transaction was accounted for as a reverse acquisition. Therefore, discussion in this section will be based on the operating results of CCI for the years ended December 31, 1996 and 1997.

         The new focus of the Company will be to follow an acquisition and consolidation growth strategy. The Company is attempting to build its operations and expand its presence in the high growth markets of Los Angeles, San Francisco and San Diego California; Phoenix, Arizona; Las Vegas and Reno, Nevada.


         Results of Operations

         Revenues decreased approximately $383,000 or 12.6% from 1996 to 1997. This was primarily due to the fact that in 1997, projects from the Company's largest customer (Western Carlson Design) which totaled $1,023,000 was not sufficient to replace the loss of the Company's two largest customers in 1996 (Cedars Sinai Medical Center and Digital Corp.) which totaled $2,156,000. Additional revenues came from new customers such as EDS Unigraphics, Sanwa Bank, NBC Studios and Nortel/Wiltel Communications. Cost of revenues decreased $563,000 or 26.3%. Materials purchased increased $288,000 or 52.3% due to requirements for the Bank of America and Western Carlson Design projects. Technician labor decreased by $861,000 or 120.8% due to the reduced activity with Cedars Sinai Medical Center which was labor intense and low margin. Operating expenses rose $249,000 or 26.9%. This was due to an added allowance for bad debts of $60,000, increased outside sales commissions of $20,000 for diversification of the customer base, increased business and health insurance costs of $58,000 and an additional $90,000 for professional, consulting and travel related costs necessary for maintaining the public company. Other expenses decreased $44,000 or 53.8% primarily due to non-recurring charges in 1996 attributed to consulting fees in the search of publicly held shell companies. Interest expense increased $8,000 or 19.0% due to the utilization of two new lines of credit primarily for acquisition costs and maintenance of the public company incurred in 1995, 1996 and 1997. As a result of the above, income before taxes decreased $26,158 or 21.8% reflecting a loss in 1997 of $146,257.

         The Company depends on a few large customers for the majority of its revenue. A loss of any one could have a material effect on the Company's liquidity. Due to the quality of the Company's major customers, the collectibility of accounts receivable has not been a problem.


         For the year ended December 31, 1997 Western Carlson Design and Bank of America accounted for 39% and 10% of the Company's revenue, respectively. These same customers represented 2% and 6% of the revenue for the year ended December 31, 1996, respectively.

         The Company deals with many material suppliers under various credit term policies. It is CCI's practice to secure the most competitive pricing among these suppliers. For the year ended December 31, 1997 GTE Supply, Cable Connector Warehouse and Anicom, Inc. accounted for 35%, 23% and 18% of the Company's total material purchases, respectively. Of these suppliers, only Cable Connector Warehouse was used in the comparable period last year and accounted for 6% of total material purchased.

         Liquidity and Capital Resources


         In December 1996 the Company entered into a letter of intent with Able Cable, Inc. ("ACI"), a provider of interconnect services relating to voice and data communications systems. While this letter of intent has expired, the Company has renewed discussions with ACI and hopes to proceed with a new letter of intent in the very near future.

         In April 1997, the Company entered into a letter of intent providing for a business combination with ICF Communications, Inc. ("ICF") a full service telecommunications provider of voice, data and other client service support. While this original letter of intent expired, in March 1998 the Company entered into a new letter of intent with ICF. Under the terms of the letter of intent, the Company will acquire ICF in consideration for a cash payment of $3,000,000 and a note payable for $1,000,000. In addition, the Company will issue $12,000,000 worth of Common Stock. Consummation of the transaction is contingent upon financing arrangements and the satisfactory completion of the Company's due diligence investigation of ICF's affairs, neither of which can be assured at this time.

         The Company intends to continue its search for additional merger and acquisition candidates that will expand its existing markets in related products and services.


               Cash and cash equivalents increased $37,014 for the year ended December 31, 1997, compared to a decrease of $115,170 for the year ended December 31, 1996. Cash provided by operating activities amounted to $429,472 in 1997 primarily due to a decrease in accounts receivable and customer deposits required on selected projects offset by the period loss. Cash used in investing activities in 1997 increased to $51,570 from $41,312 in 1996 due to loans to officers offset by a reduction in the purchase of property and equipment. Financing activities used an additional $350,000 in 1997 for principal payments on short-term and long-term borrowings.

         The Company has a $250,000 loan agreement with a bank, principal payable in a monthly installment of $4,167 and interest at the bank's prime rate plus 2.5%. The note matures on April 15, 2001 and has an outstanding balance of $158,333 as of March 14, 1998. The Company has a revolving credit agreement available for $300,000 with the same bank, interest at the bank's prime rate plus 2.5% and as of March 16, 1998 has used $170,000. The Company has dropped its $100,000 equipment line of credit.




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



                                 PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Officers and Directors

     The officers and directors of the Company are as follows:


         Name                       Age     Position
         ----                       ---     --------

         John Ackerman              39      President, Chief Executive Officer
                                            and Director

         Donald Baker               68      Director

         Richard F. Horowitz        57      Director, Secretary

         Marvin Loeb                71      Director

         Albert P. Vasquez          39      Director

         Ernest C. Mauritson        41      Controller

         John Ackerman has over ten years of experience in the communication industry, starting CCI, Inc in 1987. He began his professional career in 1978. Immediately after college he was recruited as an import/export broker with the firm Justwise Limited based in London. He quickly rose to the position of European Sales Coordinator and was responsible for overseeing all European Sales and Accounts. Upon returning from England in 1985, Ackerman entered the field of communications through an entry position as a data and voice technician. He was placed at the Security Pacific National Bank account and was responsible for the Beaudry Restack Project with a telecommunications budget of approximately $4 million dollars. During this time Mr. Ackerman developed the expertise of customer relations in the field of telecommunications and discovered the need for cost effective installation and maintenance of computer networks and telephone systems. Thus CCI was born. Founded in 1987 by John Ackerman the Company installs and maintains a wide range of telephone systems and computer networks.

         Donald Baker has been a director of the Company since 1993. Mr. Baker recently retired after 39 years as a partner of the law firm of Baker & McKenzie. Mr. Baker recently retired as Secretary, General
Counsel and a Director of Air South, Inc., which formerly operated an airline in the Southeast. He holds a J.D.S. degree from the University of Chicago Law School. He is a director of the Mid-America Committee on International Business and Government Cooperation, Chicago and Trimedyne, Inc., Cardiodyne, Inc. and Cardiomedics, Inc., of Irvine, California.

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

         Marvin P. Loeb served as Chairman and President of the Company since 1979 and 1980, respectively, until his resignation in November 1996. Since 1980, he has been Chairman of Trimedyne, Inc., a publicly held company involved in the manufacture of medical lasers ("Trimedyne"). He has also been a director of Pharmos, Inc. (formerly Pharmatec, Inc.), a publicly held company developing drugs and drug delivery systems since December 1982 and Chairman from that date until October 1992. Mr. Loeb was a Director of Gynex Pharmaceuticals, Inc. (now Biotechnology General Corporation), a publicly held company developing reproductive products, from April 1986 until August 1993, and was its Chairman from April 1986 to August 1992. From April 1986 to June 1994, he was Chairman and a Director of Xtramedics, Inc. (now Athena Medical Corporation), a publicly held company which is engaged in the development of a feminine hygiene product. Mr. Loeb was Chairman and a director from 1988 to June 1993 of Contracap, Inc., a publicly held company, which was developing a contraceptive device and is now inactive. Since May 1986, he has been Chairman and director of Cardiomedics, Inc., a privately held company which is developing circulatory assist devices. Since November 1988, he has been Chairman of Ultramedics, Inc., a privately held company whose principal interest is its investment in Cardiomedics, Inc. Mr. Loeb has been President of Master Health Services, Inc., a family held medical consulting firm, since 1973, and Marvin P. Loeb and Company, a family held patent licensing firm, since 1983. Mr. Loeb holds an honorary Doctor of Science Degree from Pacific States University and a Bachelor of Science Degree from the University of Illinois.

         Albert P. Vasquez has over 15 years experience in corporate finance and in mergers and acquisitions. Mr. Vasquez is currently a Managing Director at Chatworth Capital where he runs the private placement group focusing on the technology and healthcare sectors. Mr.

Vasquez was a Senior Vice President of HSBC James Capel, a subsidiary of the Hong Kong & Shanghai Bank for more than six years where he was responsible for all technology-related offerings. Mr. Vasquez was also a Director and Partner in Capitalcorp International, a Hong Kong based investment firm and Managing Director of a $62 million publicly traded investment company that provided equity for MBO and later stage venture capital investments in the US. The Fund generated 62% annual return for each of the two years that he ran the portfolio. Mr. Vasquez also worked for Booz, Allen & Hamilton's Technology Management Group as an Associate. Mr. Vasquez has an MBA in Finance and Strategic Planning from the Wharton School and a BA in Mathematics from Amherst College.

         Ernest C. Mauritson has been the Company's controller since December 1996. Prior thereto he was the controller at Penske Truck Leasing, which operates the second largest full service equipment leasing business in the country, from 1994 until 1996. During 1993-1994 he was Chief Operating Officer at Custom Rotational Molding, Inc., a plastic manufacturing and polymer processing company. From 1978 until 1993 he held positions at Dart International, a privately held distribution company, as controller and Vice President Administration. Mr. Mauritson holds a B.S. in Business Administration from the University of Southern California.

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

         Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the period from January, 1, 1997 through December 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with



Item 10. EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid or accrued by the Company during the four fiscal years ended December 31, 1997 to its President and Chief Executive Officer. No employee of the Company received compensation in excess of $100,000 per year during these periods.


                        SUMMARY COMPENSATION TABLE


                                             Restricted
                Year     Salary     Bonus    Stock Awards
                ----     ------     -----    ------------
John Ackerman   1997    $96,400      -0-        -0-
           "    1996    $11,200      -0-        -0-
           "    1995      -0-        -0-        -0-
           "    1994      -0-        -0-        -0-

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

         The table below sets forth, as of March 31, 1998, information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's officers and directors and (iii) all officers and directors of the Company as a group. Unless otherwise indicated in the footnotes, the address for all parties is c/o COMC, Inc., 400 N. Glenoaks Boulevard, Burbank, California 91502.

        Name and Address of Owner                                         Number of  Shares(1)    Percent of Class
        -------------------------                                         --------------------    ----------------
John Ackerman              400 N. Glenoaks Blvd.  Burbank, CA 91502            8,500,000                 68%
Donald Baker                                                                      20,251                  *
Richard F. Horowitz(3)     292 Madison Ave.  New York, NY 10017                   20,075                  *
Marvin P. Loeb(2)          2801 Barranca Rd.  Irvine, CA  92619                1,544,298                 12%
Albert P. Vasquez          One East Putnam Ave. Greenwich, CT 06830            1,000,000                  8%
Ernest C. Mauritson        400 N. Glenoaks Blvd.  Burbank, CA 91502              500,000                  4%

All Officers and Directors
as a Group (6 persons)                                                        11,584,624                 93%

---------------------
    *  Less than one percent.


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


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On February 3, 1998 John Ackerman President , Chief Executive Officer and Director sold 1,000,000 shares of Common Stock to Albert P. Vasquez, Director and 500,000 shares of Common Stock to Ernest C.
Mauritson, Controller at par value.

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

         (b)      Reports on Form 8-K

         Reports on form 8-K were filed during the last quarter of the fiscal year ended December 31, 1997 as follows:

          None

                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             COMC, INC.


                             By:  /s/    John Ackerman
                                 John Ackerman, Chairman and President
Dated:  April 1, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of April 1, 1998 by the following persons on behalf of Registrant and in the capacities indicated.


                             /s/    John Ackerman
                             John Ackerman, Chairman and President



                             /s/    Donald  Baker
                             Donald Baker, Director



                             /s/    Richard F. Horowitz
                             Richard F. Horowitz, Director



                             /s/   Marvin Loeb
                             Marvin Loeb, Director



                             /s/   Albert P. Vasquez
                             Albert P. Vasquez, Director



                             /s/    Ernest C. Mauritson
                             Chief Financial and Accounting Officer

                                 EXHIBITS


The following Exhibits are incorporated herein by reference:

      2.01 Letter Agreement with Complete Communications, Inc. dated as of June 3, 1996(1)

      3.01     Certificate of Incorporation as amended(1)

      3.02     By-laws(2)

      16.1     Letter from Oppenheim & Ostrick, CPA's,
               dated January 8, 1997 (3)

-------------------------

(1) Incorporated by reference to the Company's Information Statement dated September 15, 1996

(2) Incorporated by reference to the Company's Registration Statement (declared effective March 25, 1987)

(3) Incorporated by reference to the Company's Current Report on Form 8-K/A dated January 9, 1997

                        COMC, INC. AND SUBSIDIARY

                    CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996 AND 1997

                        COMC, INC. AND SUBSIDIARY
                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996 AND 1997


          Reports of Independent Auditors                                  F-1

          Consolidated Balance Sheets as of December 31, 1996 and 1997     F-2

          Consolidated Statements of Operations -                          F-3
              For the Years Ended December 31, 1996 and 1997

          Consolidated Statement of Stockholders' Equity -                 F-4
              For the Years Ended December 31, 1996 and 1997

          Consolidated Statements of Cash Flows -                          F-5
              For the Years Ended December 31, 1996 and 1997

          Notes to Consolidated Financial Statements                       F-6

                      REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders COMC, Inc.

We have audited the accompanying consolidated balance sheets of COMC, INC. and subsidiary as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of COMC, INC. and subsidiary as of December 31, 1996 and 1997, and the results of operations, stockholders' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.






                                       Hollander, Gilbert & Co.

Los Angeles, California
February 5, 1998

                        COMC, INC. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 1996 AND 1997

                                                                                               1996                 1997

                                                               ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                           $          57,180    $          85,082
    Accounts receivable (net of allowance for uncollectible
        accounts of $62,164 in 1997)                                                              738,724              360,702
    Inventories                                                                                    97,040              106,806
    Loans receivable - officer (Note 8)                                                                                 43,885
    Prepaid expenses and other currents assets                                                     21,103               36,247



        TOTAL CURRENT ASSETS                                                                      914,047              632,722

PROPERTY AND EQUIPMENT, Net (Note 2)                                                              115,177              110,090

OTHER ASSETS
    Deposits                                                                                       17,825               17,825


                                                                                        $       1,047,049    $         760,637


                                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                    $         192,284    $         200,049
    Accrued expenses                                                                               47,323               43,540
    Income taxes payable                                                                            2,045                   --
    Customer's deposit                                                                                                 207,908
    Current portion of long-term debt (Note 3)                                                     50,000               50,000
    Notes payable (Note 3)                                                                        300,000                   --



        TOTAL CURRENT LIABILITIES                                                                 591,652              501,497



LONG-TERM DEBT, net of current portion (Note 3)                                                   166,667              116,667





COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY (Note 4)
    Common stock - authorized 40,000,000 shares, $.01 par value,
      issued and outstanding - 12,498,107 shares in 1996 and 1997                                 124,981              124,981
    Additional paid-in capital                                                                    210,022              210,022
    Accumulated deficit                                                                           (46,273)            (192,530)

        TOTAL STOCKHOLDERS' EQUITY                                                                288,730              142,473

                                                                                        $       1,047,049    $         760,637

         See accompanying Notes to Consolidated Financial Statements.

                        COMC, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1996 AND 1997

                                                                           1996                 1997
                                                                    ------------------   ------------------
    REVENUES                                                        $       3,033,583    $       2,650,386
    COST OF REVENUES                                                        2,142,131            1,579,152
    GROSS PROFIT                                                              891,452            1,071,234
    OPERATING EXPENSES                                                        929,986            1,179,867
    OPERATING LOSS                                                            (38,534)            (108,633)
    OTHER INCOME (EXPENSE)
        Interest income                                                         2,462                3,450
        Other income                                                            6,115                9,350
        Interest expense                                                      (42,370)             (50,424)
        Non-recurring charges                                                 (47,772)                  --

        TOTAL OTHER INCOME (EXPENSE)                                          (81,565)             (37,624)

    LOSS BEFORE INCOME TAXES                                                 (120,099)            (146,257)

    INCOME TAXES                                                                2,446                   --

    NET LOSS                                                        $        (122,545)   $        (146,257)

    BASIC LOSS PER SHARE                                            $            (.01)   $            (.02)

    WEIGHTED AVERAGE NUMBER OF COMMON
        SHARES OUTSTANDING                                                 10,270,000           12,498,107

                        COMC, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996 AND 1997

                                                                                               Retained
                                                                                Additional     Earnings   Unrealized
                                                       Common Stock               Paid-in    (Accumulated  Gain On
                                                     Shares       Amount          Capital      Deficit)   Securities      Total
                                                 -------------- ----------      ----------   ----------    ---------   ----------

BALANCE, December 31, 1995                          10,000,000  $  100,000     $  (99,000)   $  525,777    $  7,619    $ 534,396

Distribution to stockholder                                                                    (115,313)                (115,313)
Undistributed earnings at November
  21, 1996 constructively distributed
  to stockholder and followed by a
  contribution to the capital of the Company                                      334,192      (334,192)
Shares issued to pre-merger stockholders
  of COMC, Inc.                                      2,500,000      25,000        (25,000)
Repurchase of shares from dissenting
  stockholders                                          (1,893)        (19)          (170)                                  (189)
Decrease in unrealized gain on securities                                                                    (7,619)      (7,619)
Net loss                                                                                       (122,545)                (122,545)
                                                 -------------- -----------    -----------   -----------   ---------   ----------

BALANCE, December 31, 1996                          12,498,107     124,981        210,022       (46,273)         --      288,730

Net loss                                                                                       (146,257)                (146,257)
                                                 -------------- -----------    -----------   -----------   ---------   ----------

BALANCE, December 31, 1997                          12,498,107  $  124,981     $  210,022    $ (192,530)   $     --    $ 142,473
                                                 -------------- -----------    -----------   -----------   ---------   ----------
                                                 -------------- -----------    -----------   -----------   ---------   ----------

                        COMC, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996 AND 1997

                                                                                               1996                 1997
                                                                                        ------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                            $        (122,545)   $        (146,257)
    Adjustments to reconcile net loss to
      net cash provided by (used in) operating activities:
        Depreciation                                                                               49,387               12,772
        Gain from disposal of property and equipment                                                 (312)
        (Increase) decrease in:
           Accounts receivable                                                                     36,344              378,022
           Securities available for sale                                                           (5,463)                  --
           Inventories                                                                            (97,040)              (9,766)
           Prepaid expenses and other current assets                                               14,949              (15,144)
        Increase (decrease) in:
           Account payable and accrued expenses                                                   (98,036)               3,982
           Customer's deposits                                                                                         207,908
           Income taxes payable                                                                    (2,307)              (2,045)

        NET CASH PROVIDED BY (USED IN)
           OPERATING ACTIVITIES                                                                  (225,023)             429,472

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                            (50,312)              (7,685)
    Proceeds from sale of property and equipment                                                    9,000                   --
    Loans receivable - officer                                                                                         (43,885)

        NET CASH USED IN INVESTING ACTIVITIES                                                     (41,312)             (51,570)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distribution to stockholder                                                                  (115,313)                  --
    Repurchase of common stock                                                                       (189)                  --
    Proceeds from short-term borrowings                                                           300,000              327,123
    Principal payments on short-term and long-term borrowings                                     (33,333)            (677,123)

        NET CASH PROVIDED BY (USED IN) FINANCING
         ACTIVITIES                                                                               151,165             (350,000)

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                                             (115,170)              27,902

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                      172,350               57,180

CASH AND CASH EQUIVALENTS, END OF YEAR                                                  $          57,180    $          85,082


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
    Cash paid during the year for interest                                              $          38,047    $          52,630

    Cash paid during the year for income taxes                                          $           2,720    $           2,045

                        COMC, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996 AND 1997

    1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company was incorporated in December 1978. On November 21, 1997 the Company acquired 100% interest in Complete Communications Incorporated (CCI) for 10,000,000 shares of the Company's Common Stock (after the reverse stock split). Upon closing the sole selling shareholder owned 80% of the Company's Common Stock. Effective as of the closing date the acquisition is considered a reverse acquisition whereas the CCI is deemed the accounting acquirer and the financial statements in 1996 are those of CCI.

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

         Stock-Based Compensation - Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"). This statement encourages, but does not require, a fair value based method of accounting for employee stock options. The Company elected to continue to measure compensation costs under

         APB Opinion No. 25, "Accounting for Stock Issued to Employees" and to comply with the pro forma disclosure requirements of Statement No. 123. The adoption of this statement had no impact on the Company's consolidated financial statements. The Company did not grant any options during the years ended December 31, 1996 and 1997.

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

         Basic Loss Per Share - Basic loss per share is based upon the weighted average number of common shares outstanding during the periods presented.

         Revenue Recognition - Contract revenue is recognized principally on the percentage-of-completion method in the ratio that cost incurred bears to estimated cost at completion. Other revenue is recorded on the basis of shipment of products or performance of services. The Company generally enters into short-term contracts, less than one year.

                        COMC, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

         Concentration of Credit Risk - The Company makes periodic evaluations of the creditworthiness of its customers and generally does not require collateral. As of December 31, 1996, two customers accounted for 43% and 12%, of total accounts receivable. As of December 31, 1997, three customers accounted for approximately 26%, 20% and 15% of total accounts receivable.


    2.   PROPERTY AND EQUIPMENT

         Property and Equipment consisted of the following at December 31, 1996 and 1997:


                                                                  1996                 1997
                                                           ------------------   ------------------

               Office Furniture & Equipment                $         192,905    $         193,511
               Machinery and Equipment                                 3,902               10,982
               Leasehold Improvements                                  8,639                8,639

                                                                     205,446              213,132
                  Less: accumulated depreciation                      90,269              103,042

                                                           $         115,177    $         110,090


    3.   NOTES PAYABLE AND LONG-TERM DEBT

         In 1996, the Company entered into two revolving lines of credit agreement with a bank which provide for borrowings up to $100,000 and $200,000, respectively. Interest is payable monthly at the bank's prime rate plus 2.5%. The lines of credit expired on April 10, 1997. The Company had outstanding borrowings of $100,000 and $200,000, respectively, on each line of credit as of December 31, 1996 which were all repaid during 1997.

         In April 1997, the Company entered into a new revolving line of credit agreement with the same bank which provide for borrowings up to $300,000. Interest is payable monthly at the bank's prime rate plus 2.5%. The line of credit expires on May 10, 1998. There were no outstanding borrowing on this line of credit at December 31, 1997.

         In April 1996, the Company entered into a $250,000 term loan agreement with the same bank, principal payable in monthly installment of $4,167 and interest at the bank's prime rate plus 2.5%. The note matures on April 15, 2001. As of December 31, 1996 and 1997, the Company had an outstanding balance of $216,667 and $166,667, respectively.

         The aforementioned lines of credit and term loan are secured by all assets of the Company, guaranteed by the majority stockholder of the Company and contain certain financial covenants and restrictions.

         Annual maturities of long-term debt for years ending December 31, are as follows:

               1998                 $          50,000
               1999                            50,000
               2000                            50,000
               2001                            16,667

                                    $         166,667
                                    -----------------

    4.   STOCKHOLDERS' EQUITY

         In November 1996, the Board of Directors of the Company and the holders of two thirds of the shares entitled to vote thereon adopted an amendment to the Articles of Incorporation of the Company to (i) effect a one for ten reverse stock split of she Company's currently issued and outstanding Common Stock, (ii) increase the number of

                        COMC, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

         The income taxes in 1996 consisted of state income taxes of $2,446.

         As of December 31, 1997, the Company had a net operating loss carryforward of approximately $193,000 for federal tax purposes which is available to offset future taxable income, if any, through 2011. The Company has established a valuation allowance against this deferred asset.


    6.   COMMITMENTS AND CONTINGENCIES

         Operating Lease - The majority stockholder on behalf of the Company leases its office, under operating lease with initial term of five years with an option for an additional five years or a right of first refusal to purchase the building. Future minimum lease payments by year and in the aggregate, under noncancelable operating leases with initial or remaining lease terms in excess of one year, consisted of the following at December 31, 1997:

               Year Ended December 31,

               1998          $          44,119
               1999                     46,326

               2000                     11,721

                             $         102,166
                             ------------------

         Rent expense for the years ended December 31, 1996 and 1997 was $44,141 and $45,617, respectively.

         Legal Proceedings- The Company had received notices from the Labor Commissioner of the State of California of five claims from five former employees totaling $44,000 plus accrued interest. The claims allege unpaid commissions for the period of January 1, 1997 to April 30, 1997. Four of the claims totaling $4,000 were dismissed by the Labor Commissioner in November 1997. The remaining claim for $40,000 was allowed to proceed to the hearing level. The company believes that the remaining claim is without merit and intends to vigorously defend against it.

    7.   MAJOR CUSTOMERS

         Two customers accounted for approximately 33% and 17% of revenues in 1996 and 39% and 10% in 1997.

    8.   RELATED PARTY TRANSACTION

         As of December 31, 1997, the Company had an outstanding loan receivable of $43,885 from the Company's President. The loan bears interest at 12% and is payable on demand.