Form 10QSB
period 1998-03-31
COMC INC
filed 1998-05-13
CIK 754568

                    THE SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1998

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

Check whether the issuer filed all required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter Period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares outstanding of Registrants Common Stock as of May 11, 1998 was 12,498,107.

Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           COMC, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                                          March 31,   December 31,
                                                                                            1998         1997
                                                                                         ---------    ---------
                                                                                        (Unaudited)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents .......................................................   $   3,286    $  85,082
     Accounts receivable, net of allowance for doubtful accounts of
        $62,164 at March 31, 1998 and December 31, 1997 ..............................     439,156      360,702
     Inventories .....................................................................      62,390      106,806
     Loans receivable - officer ......................................................      58,795       43,885
     Prepaid expenses and other current assets .......................................      68,208       36,247
                                                                                         ---------    ---------
            TOTAL CURRENT ASSETS .....................................................     631,835      632,722

PROPERTY AND EQUIPMENT, Net ..........................................................     100,359      110,090

OTHER ASSETS
     Deposits ........................................................................      12,015       17,825
                                                                                         ---------    ---------
                                                                                         $ 744,209    $ 760,637
                                                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank credit line payable ........................................................   $ 170,000    $    --
     Current portion of long-term debt ...............................................      50,000       50,000
     Cash overdraft ..................................................................      15,027         --
     Accounts payable ................................................................     141,559      200,049
     Accrued expenses ................................................................      59,437       43,540
     Customer's deposit ..............................................................      51,028      207,908
                                                                                         ---------    ---------
            TOTAL CURRENT LIABILITIES ................................................     487,051      501,497

LONG-TERM DEBT, net of current portion ...............................................     103,565      116,667

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value; authorized - 40,000,000
        shares; issued and outstanding - 12,498,107 shares ...........................     124,981      124,981
     Additional paid-in capital ......................................................     210,022      210,022
     Accumulated deficit .............................................................    (181,410)    (192,530)
                                                                                         ---------    ---------
            TOTAL STOCKHOLDERS' EQUITY ...............................................     153,593      142,473
                                                                                         ---------    ---------
                                                                                         $ 744,209    $ 760,637
                                                                                         =========    =========

         See accompanying Notes to Consolidated Financial Statements.

                           COMC, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three Months Ended
                                                          March 31,
                                               ------------------------------
                                                    1998              1997
                                               ------------      ------------
                                                (Unaudited)       (Unaudited)

REVENUES .................................     $    570,838      $  1,020,569

COST OF REVENUES .........................          309,650           684,523
                                               ------------      ------------

GROSS PROFIT .............................          261,188           336,046

OPERATING EXPENSES .......................          246,011           346,869
                                               ------------      ------------

INCOME (LOSS) FROM OPERATIONS ............           15,177           (10,823)

OTHER INCOME (EXPENSE)
     Interest income .....................              219               124
     Interest expense ....................           (4,276)          (10,710)
                                               ------------      ------------
       TOTAL OTHER INCOME (EXPENSE) ......           (4,057)          (10,586)
                                               ------------      ------------

NET INCOME (LOSS) ........................     $     11,120      $    (21,409)
                                               ============      ============
WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING ..................       12,498,107        12,498,107
                                               ============      ============

BASIC EARNINGS (LOSS) PER SHARE ..........     $       --        $       --
                                               ============      ============

         See accompanying Notes to Consolidated Financial Statements.

                           COMC, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                            Three Months Ended
                                                                                                                 March 31,
                                                                                                     ------------------------------
                                                                                                        1998                  1997
                                                                                                     ---------            ---------
                                                                                                    (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss) ...................................................................           $  11,120            $ (21,409)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
              Depreciation ...............................................................               9,731                7,909
              Changes in operating assets and liabilities:
                (Increase) decrease in:
                  Accounts receivable ....................................................             (78,454)            (451,030)
                  Inventories ............................................................              44,416                6,335
                  Prepaid expenses and other current assets ..............................             (31,961)             (17,116)
                Increase (decrease) in:
                  Accounts payable and accrued expenses ..................................             (42,593)             449,389
                  Customer's deposit .....................................................            (156,880)
                                                                                                     ---------            ---------
                  NET CASH USED IN OPERATING ACTIVITIES ..................................            (244,621)             (25,922)
                                                                                                     ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment .................................................                --                 (7,606)
     Other assets ........................................................................               5,810
     Loans receivable - officer ..........................................................             (14,910)
                                                                                                     ---------            ---------
                  NET CASH USED IN INVESTING ACTIVITIES ..................................              (9,100)              (7,606)
                                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings from bank credit line ....................................................             170,000
     Cash overdraft ......................................................................              15,027
     Principal payments on short-term and long-term borrowings ...........................             (13,102)             (12,500)
                                                                                                     ---------            ---------
                  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ....................             171,925              (12,500)
                                                                                                     ---------            ---------

NET INCREASE (DECREASE) IN CASH  AND CASH EQUIVALENTS ....................................             (81,796)             (46,028)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........................................              85,082               57,180
                                                                                                     ---------            ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD .................................................           $   3,286            $  11,152
                                                                                                     =========            =========

CASH PAID FOR:
    Interest .............................................................................           $   4,276            $  10,710


         See accompanying Notes to Consolidated Financial Statements.

                           COMC, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The interim consolidated financial statements presented have been prepared by COMC, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 1998 and 1997, (b) the financial position at March 31, 1998 and (c) the cash flows for the three months ended March 31, 1998 and 1997. Interim results are not necessarily indicative of results for a full year.

     The consolidated balance sheet presented as of December 31, 1997 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB.

Item 2.  Management Discussion and Analysis of Financial Condition and Results
           of Operations

         The following discussion should be read in conjunction with the financial statements and related notes thereto of the Company included elsewhere herein.

         Initially, the Company's purpose was the research and development of medical technologies for the treatment of cancer and other conditions. Because the Company was unable to raise capital to continue the clinical trials with respect to the medical device for cancer treatment which it had designed, in the spring of 1992, it ceased its operations. As a consequence, the Board of Directors of the Company began to investigate the possibility of a new business direction and to search for viable acquisition or merger candidates which would enable the Company to maximize value to shareholders. As previously mentioned, the Company completed the acquisition of Complete Communications, Inc.("CCI"), in November 1996. The transaction was accounted for as a reverse acquisition. Therefore, discussion in this section will be based on the operating results of CCI for the nine months ended March 31, 1998 and 1997.

         Under an acquisition and consolidation strategy, the Company is attempting to build its operations and expand its presence in the high growth markets of Los Angeles, San Francisco and San Diego California; Phoenix, Arizona; Las Vegas and Reno, Nevada.


         In December 1996, the Company entered into a letter of intent with Able Cable, Inc. ("ACI"), a provider of interconnect services relating to voice and data communications systems. While this first letter of intent has expired, the Company has signed a new letter of intent on April 28, 1998. Under the terms of this agreement, the Company will acquire ACI in consideration for a cash payment of $450,000. In addition, the Company will issue $4,050,000 worth of the Company's Common Stock. Consummation of the transaction is contingent upon financing arrangements and the satisfactory completion of the Company's due diligence investigation of ACI's affairs, neither of which can be assured at this time.

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

Results of Operations

         During the three months ended March 31, 1998 compared to three months ended March 31, 1997 revenues decreased approximately $450,000 or 44.1%. This was primarily due to the Company obtaining a large cabling project for Western Carlson Design which produced revenues totaling $582,000 during the first quarter of 1997 and was only partially offset by additional business from Sanwa Bank and EDS Unigraphics. Cost of revenues decreased $375,000 or 54.8%. Technician labor decreased $42,000 or 18.0% and material purchases decreased $313,000 or 72.7% due the to the one-time Western Carlson Design project in 1997 which was very material intense. Operating expenses decreased $75,000 or 22.4% primarily due to less professional and consulting fees and travel expenses for the on going merger and acquisition activities. In addition, office salaries have been reduced by $34,000 or 33.4%. Other expenses decreased $7,000 or 61.7% primarily due to an interest expense reduction in our revolving credit facility with the bank. The Company has been attempting to reduce the percentage of low margin premise wiring/cabling projects and increase the higher margin voice and data service activity. As a result of the above, the net income before taxes for the three months ended March 31, 1998 was $11,120 compared to a loss before taxes for the three months ended March 31, 1997 of $21,409.

        CCI has depended on a few large customers for the majority of its revenue to date. A loss of any one could have a material effect on the company's liquidity. Due to the quality of the Company's major customers, the collectibility of accounts receivable has not been a problem.


         For the three months ended March 31, 1998 Sanwa Bank, EDS Unigraphics, and Bank of America accounted for 37%, 28% and 12% of the Company's revenue, respectively. Sanwa Bank and EDS Unigraphics were new customers in the first quarter of 1998 and for the three months ended March 31, 1997 Bank of America represented 4%.

         The Company deals with many material suppliers under various credit term policies. It is CCI's practice to secure the most competitive pricing among these suppliers. For the three months ended March 31, 1998 Cable Connector Warehouse and Anicom accounted for 17% and 13% of the companies total material purchases, respectively. Of these suppliers, only Cable Connector Warehouse was used in the comparable period last year and accounted for 17% of total material purchased.

Liquidity and Capital Resources

         Cash and cash equivalents decreased $7,866 at March 31, 1998 compared to March 31, 1997. Cash used in operating activities amounted to $244,621 and was primarily due to a customer deposit received that was applied during the first quarter 1998 and an increase in accounts receivables coupled with a decrease in accounts payable. Cash used in investing activities was $9,100 and was due to loans to officers. Financing activities provided $171,925 from the Company's credit line.

         The Company has a $250,000 term loan agreement with a bank, principal payable in a monthly installment of $4,167 and interest at the bank's prime rate plus 2.5%. The note matures on April 15, 2001 and has an outstanding balance of $154,167 as of April 15, 1998. The Company has a revolving credit agreement available for $300,000 with the same bank, interest at the bank's prime rate plus 2.5% and as of April 9, 1998 has used $170,000.

         The Company intends to continue its search for additional merger and acquisition candidates that will expand its existing markets in related products and services.


Part II.  OTHER INFORMATION

Item 1.  Legal proceedings

         The Company received notice from the Labor Commissioner of the State of California in October of 1997 for four claims from former employees totaling $44,000 plus any accrued interest. The claims allege unpaid commissions for the period from January 1, 1997 to April 30, 1997 in four of the cases and unpaid wages for the period from July 21, 1995 to April 30, 1997 for the remaining one. As of April 23, 1998, all claims have been dismissed by the Labor Commissioner.

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


                            COMC, INC.

                                By: /s/ John Ackerman
                                   ------------------------
                                   John Ackerman, Chairman and President

Dated:  May 12, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of May 12, 1998 by the following persons on behalf of Registrant and in the capacities indicated.

                                 /s/ Ernest C. Mauritson
                                ------------------------
                                Ernest C. Mauritson, Controller
                                (Principal Financial and Accounting Officer)