Form 10QSB
period 1998-06-30
COMC INC
filed 1998-08-19
CIK 754568

                     THE SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1998

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

The number of shares outstanding of Registrants Common Stock as of August 17, 1998 was 19,991,613.

Transitional Small Business Disclosure Format.    Yes    No X

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            COMC, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                      June 30,     December 31,
                                                                        1998           1997
                                                                     -----------   ------------
                                                                     (Unaudited)
                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                       $       8,041   $      85,082
     Accounts receivable, net of allowance for doubtful accounts of
        $62,164 at June 30, 1998 and December 31, 1997                     323,742         360,702
     Inventories                                                            71,384         106,806
     Loans receivable - officer                                             73,008          43,885
     Prepaid expenses and other current assets                              70,464          36,247
                                                                     -------------   -------------
            TOTAL CURRENT ASSETS                                           546,639         632,722

PROPERTY AND EQUIPMENT, Net                                                 90,629         110,090

OTHER ASSETS
     Deposits                                                               12,015          17,825
                                                                     -------------   -------------
                                                                     $     649,283   $     760,637
                                                                     =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank credit line payable                                        $     236,500   $          --
     Current portion of long-term debt                                      50,000          50,000
     Accounts payable                                                      142,019         200,049
     Accrued expenses                                                       20,121          43,540
     Customer's deposit                                                     62,537         207,908
                                                                     -------------   -------------
            TOTAL CURRENT LIABILITIES                                      511,177         501,497

LONG-TERM DEBT, net of current portion                                      91,667         116,667

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value; authorized - 40,000,000
        shares; issued and outstanding - 12,498,107 shares                 124,981         124,981
     Additional paid-in capital                                            210,022         210,022
     Accumulated deficit                                                  (288,564)       (192,530)
                                                                     -------------   -------------
            TOTAL STOCKHOLDERS' EQUITY                                      46,439         142,473
                                                                     -------------   -------------
                                                                     $     649,283   $     760,637
                                                                     =============   =============

          See accompanying Notes to Consolidated Financial Statements.

                            COMC, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Three Months Ended               Six Months Ended
                                                June 30,                        June 30,
                                     -----------------------------   -----------------------------
                                          1998           1997            1998             1997
                                     -------------   -------------   -------------   -------------
                                      (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

REVENUES                             $     310,777   $     598,834   $     881,615   $   1,619,403

COST OF REVENUES                           177,255         312,919         486,905         997,442
                                     -------------   -------------   -------------   -------------

GROSS PROFIT                               133,522         285,915         394,710         621,961

OPERATING EXPENSES                         231,139         287,498         477,150         634,367
                                     -------------   -------------   -------------   -------------

LOSS FROM OPERATIONS                       (97,617)         (1,583)        (82,440)        (12,406)

OTHER INCOME (EXPENSE)
     Interest income                          --               124             219             248
     Interest expense                       (9,537)        (14,495)        (13,813)        (25,205)
                                     -------------   -------------   -------------   -------------
       TOTAL OTHER INCOME (EXPENSE)         (9,537)        (14,371)        (13,594)        (24,957)
                                     -------------   -------------   -------------   -------------

NET LOSS                             $    (107,154)  $     (15,954)  $     (96,034)  $     (37,363)
                                     =============   =============   =============   =============

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                 12,498,107      12,498,107      12,498,107      12,498,107
                                     =============   =============   =============   =============

BASIC LOSS PER SHARE                 $       (0.01)  $        --     $       (0.01)  $        --
                                     =============   =============   =============   =============

          See accompanying Notes to Consolidated Financial Statements.

                            COMC, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Six Months Ended
                                                                               June 30,
                                                                       -------------------------
                                                                          1998          1997
                                                                       -----------   -----------
                                                                       (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                 $   (96,034)  $   (37,363)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
              Depreciation                                                  19,461        11,163
              Changes in operating assets and liabilities:
                (Increase) decrease in:
                  Accounts receivable                                       36,960       189,313
                  Inventories                                               35,422         8,202
                  Prepaid expenses and other current assets                (34,217)      (50,168)
                Increase (decrease) in:
                  Accounts payable and accrued expenses                    (81,449)       (7,925)
                  Customer's deposit                                      (145,371)       (2,045)
                                                                       -----------   -----------
                  NET CASH USED IN OPERATING ACTIVITIES                   (265,228)      111,177
                                                                       -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                      --         (25,948)
     Other assets                                                            5,810          --
     Loans receivable - officer                                            (29,123)         --
                                                                       -----------   -----------
                  NET CASH USED IN INVESTING ACTIVITIES                    (23,313)      (25,948)
                                                                       -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings from bank credit line                                      236,500
     Principal payments on short-term and long-term borrowings             (25,000)     (100,418)
                                                                       -----------   -----------
                  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      211,500      (100,418)
                                                                       -----------   -----------

NET INCREASE (DECREASE) IN CASH  AND CASH EQUIVALENTS                      (77,041)      (15,189)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              85,082        57,180
                                                                       -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $     8,041   $    41,991
                                                                       ===========   ===========

CASH PAID FOR:
    Interest                                                           $    13,813   $    28,277
                                                                       ===========   ===========
    Income taxes                                                       $      --     $     2,045
                                                                       ===========   ===========



          See accompanying Notes to Consolidated Financial Statements.

                            COMC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The interim consolidated financial statements presented have been prepared by COMC, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 1998 and 1997,
         (b) the financial position at June 30, 1998 and (c) the cash flows for the six months ended June 30, 1998 and 1997. Interim results are not necessarily indicative of results for a full year.

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

2.       SUBSEQUENT EVENTS

         In August 1998 the Company signed a merger agreement with ICF Communication Systems, Inc. Under the merger agreement, ICF will merge with and into a wholly-owned subsidiary of the Company in consideration for $5 million in cash ($1.5 million will be paid at closing, and the remaining $3.5 million paid in installments with the first year) and $9 million of COMC common stock. The ICF transaction was completed on August 17, 1998.

         In August 1998 the Company received $1.5 million from private investors in exchange for a private placement of Common Stock and Warrants in the form of Units at $15.00 per Unit. Each Unit consists of ten (10) shares of Common Stock and two (2) warrants which give the right to purchase Common Stock at $2.00 per share for a two year period. The proceeds of this private placement were used to finance the consummation of the merger with ICF. The Company engaged a placement agent to secure these funds and will be compensated for services rendered in the form of (1) a sales commission equal to 19% of the gross proceeds, (2) a two year warrant to purchase a number of shares equal to 10% of the underlying shares of Common Stock sold as Units sold at a purchase price of $1.50 per share, (3) a Due Diligence and Investor Research Fee of $15,000 for the first $1,000,000 received by the Company and (4) the reimbursement of expenses associated with the offering, including legal, accounting, presentation, printing, travel and filing fees.

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

         COMC, Inc. designs, implements, supports and manages computer network systems, telecommunications and voice equipment and premise wiring for healthcare organizations, financial institutions and entertainment sectors. Its customers include Cedar-Sinai Medical Center, Molina Health Care, Bank of America, Sanwa Bank, The Walt Disney Company, Warner Bros. and NBC Studios.

         The Company is planning to expand by acquiring small to mid-sized companies in high growth markets that have greater than 50% of revenue from maintenance service contracts. Under this acquisition and consolidation strategy, the Company is attempting to build its operations in the high growth markets of Los Angeles, San Francisco and San Diego California; Phoenix, Arizona; Las Vegas and Reno, Nevada.



Results of Operations
---------------------

         During the six months ended June 30, 1998 compared to six months ended June 30, 1997 revenues decreased approximately $738,000 or 45.6%. This was primarily due to the Company obtaining a large cabling project from Western Carlson Design which produced revenues totaling $582,000 during the first five months of 1997 and was only partially offset by additional business from Sanwa Bank and EDS Unigraphics. Additionally, the Company has been seeking out customers whose revenues are labor driven which traditionally produces higher profit margins than the mark up on materials supplied. As a result total revenues have decreased. Revenue generated from labor activities increased from 60.0% during the first six months of 1997 to 70.7% during the comparable period in 1998. Cost of revenues decreased $511,000 or 51.2%. Technician labor decreased $134,000 or 30.4% and material purchases decreased $372,000 or 67.9% due the to the one-time Western Carlson Design project and others in 1997 which was very material intense. Operating expenses decreased $157,000 or 24.8% primarily due to less professional and consulting fees and travel expenses for the on going merger and acquisition activities. In addition, office salaries have been reduced by $72,000 or 23.9% in anticipation of upcoming acquisitions. Other expenses decreased $11,000 or 45.5% primarily due to a reduction of interest paid toward our revolving credit facility with the bank. As a result of the above, the net loss for the six months ended June 30, 1998 was $96,034 compared to a net loss for the six months ended June 30, 1997 of $37,363.

         During the three months ended June 30, 1998 compared to three months ended June 30, 1997 revenues decreased $288,000 or 48.1%. This was primarily due to the Company obtaining a large cabling project for Western Carlson Design which produced revenues totaling $582,000 during the first five months of 1997 and was only partially offset by additional business from Sanwa Bank and EDS Unigraphics. Additionally, the Company has been seeking out customers whose revenues are labor driven which traditionally produces higher profit margins than the mark up on materials supplied. As a result total revenues have decreased. Cost of revenues also decreased $84,000 or 41.8% which was the technician labor associated with the large cabling project for Western Carlson Design. Operating expenses decreased $56,000 or 19.6% primarily due to a reduction in office staff and other administrative expenses. Accounting and legal expenses have increased due the ICF Communications merger about to close. Other expenses decreased $5,000 or 33.6% primarily due to a reduction of interest paid toward our revolving credit facility with the bank for acquisition and public entity costs incurred in 1995 and 1996. The three months ended June 30, 1998 net loss was $107,154 an increase of $91,000 from the three months ended June 30, 1997.

         CCI has depended on a few large customers for the majority of its revenue to date. A loss of any one could have a material effect on the company's liquidity. Due to the quality of the Company's major customers, the collectibility of accounts receivable has not been a problem.

         For the six months ended June 30, 1998 Sanwa Bank, EDS Unigraphics, and Bank of America accounted for 34%, 18% and 16% of the Company's revenue, respectively. Sanwa Bank and EDS Unigraphics were new customers in the first quarter of 1998 and for the six months ended June 30, 1997 Bank of America represented 8%. For the three months ended June 30, 1998 Sanwa Bank, Bank of America and Charles Pankow Builders accounted for 29%, 23% and 16% of the Company's revenue, respectively. Sanwa Bank and Charles Pankow builders were new customers in the second quarter of 1998 and for the three months ended June 30, 1997 Bank of America represented 13%.

         The Company deals with many material suppliers under various credit term policies. It is CCI's practice to secure the most competitive pricing among these suppliers. For the six months ended June 30, 1998 Cable Connector Warehouse and GTE Supply accounted for 26% and 15% of the company's total material purchases, respectively. Cable Connector Warehouse and GTE Supply were used in the comparable period last year and accounted for 27% and 45% of the company's total material purchases, respectively. For the three months ended June 30, 1998 GTE Supply, Graybar Electric and Anicom accounted for 45%, 14% and 12% of the company's total material purchases, respectively. For the comparable period last year GTE Supply, Graybar Electric and Anicom accounted for 7%, 1% and 24% of the companies total material purchases, respectively.


Liquidity and Capital Resources
-------------------------------

         Cash and cash equivalents decreased $33,950 at June 30, 1998 compared to June 30, 1997. Cash used in operating activities amounted to $265,228 and was primarily due to a net loss during the period, a customer deposit received that was applied during the first quarter 1998 and an increase in accounts receivables coupled with a decrease in accounts payable. Cash used in investing activities was $23,313 due to loans to officers. Financing activities provided $211,500 from the Company's credit line.

         The Company has a $250,000 term loan agreement with a bank, principal payable in a monthly installment of $4,167 and interest at the bank's prime rate plus 2.5%. The note matures on April 15, 2001 and has an outstanding balance of $137,500 as of August 14, 1998. The Company has a revolving credit agreement available for $300,000 with the same bank. Interest is at the bank's prime rate plus 2.5% and as of August 10, 1998 has used $236,500.

         In August 1998 the Company signed a merger agreement with ICF Communication Systems, Inc. Under the merger agreement, ICF will merge with and into a wholly-owned subsidiary of the Company in consideration for $5 million in cash ($1.5 million will be paid at closing, and the remaining $3.5 million paid in installments with the first year) and $9 million of COMC common stock. The ICF transaction was completed on August 17, 1998.

         In August 1998 the Company received $1.5 million from private investors in exchange for a private placement of Common Stock and Warrants in the form of Units at $15.00 per Unit. Each Unit consists of ten (10) shares of Common Stock and two (2) warrants which give the right to purchase Common Stock at $2.00 per share for a two year period. The proceeds of this private placement were used to finance the consummation of the merger with ICF. The Company engaged a placement agent to secure these funds and will be compensated for services rendered in the form of (1) a sales commission equal to 19% of the gross proceeds, (2) a two year warrant to purchase a number of shares equal to 10% of the underlying shares of Common Stock sold as Units sold at a purchase price of $1.50 per share, (3) a Due Diligence and Investor Research Fee of $15,000 for the first $1,000,000 received by the Company and (4) the reimbursement of expenses associated with the offering, including legal, accounting, presentation, printing, travel and filing fees.

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


Part II.  OTHER INFORMATION

Item 1.  Legal proceedings

         Not Applicable

Item 2.  Changes in Securities

         Disclosure relating to a private placement of the Company's securities is shown under Management Discussion and Analysis. Liquidity and Capital Resources is herein incorporated by reference.

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

                                   COMC, INC.

                                    By: /s/ John Ackerman
                                       -----------------------------------------
                                       John Ackerman, Chairman and President

Dated:  August 17, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of August 17, 1998 by the following persons on behalf of Registrant and in the capacities indicated.


                                    /s/ Ernest C. Mauritson
                                    --------------------------------------------
                                    Ernest C. Mauritson, Controller
                                    (Principal Financial and Accounting Officer)