Form 10QSB
period 1998-09-30
COMC INC
filed 1998-11-19
CIK 754568

================================================================================

                                   FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 1998          Commission File Number 0-16472


                                   COMC, INC.
             ------------------------------------------------------
             (Exact Name of Registrant As Specified In Its Charter)


             Illinois                                            36-3021754
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


 400 N. Gleoaks Boulevard, Burbank, CA                                  91502
 -------------------------------------                                ----------
(Address of principal executive office)                               (Zip Code)


                                  818-556-3333
                          ----------------------------
                          (Registrant's telephone no.)


                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                               Yes [X]     No [ ]

                  As of November 16, 1998, 20,054,946 shares of the Registrant's common stock par value $.01 were issued and outstanding.

================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                           COMC, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                        September 30,   December 31,
                                                                            1998           1997
                                                                        ------------    ------------
                                                                        (Unaudited)
                                    ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                          $    633,958    $     85,082
     Accounts receivable, net and unbilled revenue                         3,947,052         360,702
     Inventories                                                             219,646         106,806
     Loans receivable from officer                                            90,075          43,885
     Prepaid expenses and other current assets                                51,527          36,247
                                                                        ------------    ------------
            TOTAL CURRENT ASSETS                                           4,942,258         632,722

PROPERTY AND EQUIPMENT, Net                                                  753,585         110,090

OTHER ASSETS
     Goodwill, net                                                        10,998,972              --
     Deferred income taxes                                                   356,075              --
     Deposits                                                                 51,955          17,825
                                                                        ------------    ------------
            TOTAL OTHER ASSETS                                            11,407,002          17,825
                                                                        ------------    ------------
                                                                        $ 17,102,845    $    760,637
                                                                        ============    ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank credit line payable                                           $    296,500    $         --
     Current portion of long-term debt                                        56,840          50,000
     Notes payable to stockholders                                         3,500,000              --
     Income taxes payable                                                  1,289,325              --
     Accounts payable                                                        867,203         200,049
     Accrued salaries and payroll taxes                                      143,229              --
     Accrued vacation                                                        109,439          14,669
     Accrued interest                                                        105,183              --
     Customers' deposits                                                      62,537         207,908
     Other current liabilities                                               179,780          28,871
                                                                        ------------    ------------
            TOTAL CURRENT LIABILITIES                                      6,610,036         501,497

LONG-TERM DEBT, net of current portion                                        99,686         116,667

SHAREHOLDERS' EQUITY
     Common stock, $.01 par value; authorized - 40,000,000 shares;
        issued and outstanding - 20,054,946 and 12,498,107 shares            200,549         124,981
     Additional paid-in capital                                           10,558,454         210,022
     Accumulated deficit                                                    (365,880)       (192,530)
                                                                        ------------    ------------
            TOTAL SHAREHOLDERS' EQUITY                                    10,393,123         142,473
                                                                        ------------    ------------
                                                                        $ 17,102,845    $    760,637
                                                                        ============    ============

                             See accompanying notes

                           COMC, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                               1998             1997
                                           ------------    ------------
                                            (Unaudited)     (Unaudited)

REVENUES                                   $  3,096,409    $  2,028,279

COST AND EXPENSES
     Cost of revenues                         1,868,343       1,269,802
     Selling, general and administrative      1,138,699         851,920
     Amortization of goodwill                    46,020              --
     Depreciation                                42,235          12,073
                                           ------------    ------------
            TOTAL COST AND EXPENSES           3,095,297       2,133,795
                                           ------------    ------------

INCOME (LOSS) FROM OPERATIONS                     1,112        (105,516)

OTHER INCOME (EXPENSE)
     Interest income                              1,463             372
     Interest expense                           (24,717)        (38,512)
     Other, net                                   3,222              --
                                           ------------    ------------
            TOTAL OTHER INCOME (EXPENSE)        (20,032)        (38,140)
                                           ------------    ------------

LOSS BEFORE INCOME TAXES                        (18,920)       (143,656)

INCOME TAXES                                    154,430              --
                                           ------------    ------------

NET LOSS                                   $   (173,350)   $   (143,656)
                                           ============    ============

LOSS PER SHARE                             $       (.01)   $       (.01)
                                           ============    ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                 13,395,000      12,498,000
                                           ============    ============

                             See accompanying notes.

                           COMC, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                               1998            1997
                                           ------------    ------------
                                           (Unaudited)      (Unaudited)

REVENUES                                   $  2,214,794    $    408,876

COST AND EXPENSES
     Cost of revenues                         1,381,438         272,360
     Selling, general and administrative        681,010         228,716
     Amortization of goodwill                    46,020              --
     Depreciation                                22,774             910
                                           ------------    ------------
            TOTAL COST AND EXPENSES           2,131,242         501,986
                                           ------------    ------------

INCOME (LOSS) FROM OPERATIONS                    83,552         (93,110)

OTHER INCOME (EXPENSE)
     Interest income                              1,244             124
     Interest expense                           (10,904)        (13,307)
     Other, net                                   3,222              --
                                           ------------    ------------
            TOTAL OTHER INCOME (EXPENSE)         (6,438)        (13,183)
                                           ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                77,114        (106,293)

INCOME TAXES                                    154,430              --
                                           ------------    ------------

NET LOSS                                   $    (77,316)   $   (106,293)
                                           ============    ============

LOSS PER SHARE                             $       (.01)   $       (.01)
                                           ============    ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                 15,189,000      12,498,000
                                           ============    ============

                             See accompanying notes.

                           COMC, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                                  1998           1997
                                                              -----------    -----------
                                                              (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                 $  (173,350)   $  (143,656)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
              Amortization of goodwill                             46,020             --
              Depreciation                                         42,235         12,073
              Changes in operating assets and liabilities:
                (Increase) decrease in:
                  Accounts receivable                            (211,632)       253,413
                  Inventories                                      22,914         15,650
                  Prepaid expenses and other current assets        23,674        (27,037)
                Increase (decrease) in:
                  Income taxes payable                            105,087         (2,045)
                  Accounts payable and accrued liabilities       (455,041)        28,160
                                                              -----------    -----------
NET CASH PROVIDED BY (USED IN)  OPERATING ACTIVITIES             (600,093)       136,558
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Cash acquired from purchase business combination           1,149,296             --
     Cash paid to selling stockholders of ICF                  (1,500,000)            --
     Expenses related to purchase of ICF                         (135,646)            --
     Deposits                                                       1,923             --
     Loans receivable from officer                                (46,190)       (38,198)
     Purchases of property and equipment                          (30,773)       (16,816)
                                                              -----------    -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              (561,390)       (55,014)
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock, net of offering costs                1,424,000             --
     Advances from bank loans                                     325,252         76,000
     Repayments on bank loans                                     (38,893)      (138,333)
                                                              -----------    -----------
NET CASH PROVIDED BY (USED IN)  FINANCING ACTIVITIES            1,710,359        (62,333)
                                                              -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                         548,876         19,211
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     85,082         57,180
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          633,958         76,391
                                                              ===========    ===========

CASH PAID FOR:
    Interest                                                  $    24,717    $    41,584
    Income taxes                                              $    49,343    $     2,045


                             See accompanying notes.

                           COMC, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


1.       BASIS OF PRESENTATION

         The interim consolidated condensed financial statements presented have been prepared by COMC, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30, 1998 and 1997, (b) the financial position at September 30, 1998 and (c) the cash flows for the nine months ended September 30, 1998 and 1997. Interim results are not necessarily indicative of results for a full year.

         The consolidated balance sheet presented as of December 31, 1997 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB and the audited financial statements of ICF Communication Systems, Inc. ("ICF') and notes included in the Company's Form 8K/A dated August 17, 1998.

         The results of operations reported in these consolidated financial statements reflect the operations of the Company prior to August 31, 1998 and reflect the consolidated operations of the Company and ICF subsequent to August 31, 1998.

2.       ACQUISITION

         On August 17, 1998, the Company consummated the acquisition of ICF. Under the terms of the Agreement and Plan of Merger dated July 24, 1998 (as amended on August 3, 1998, the "Agreement"), ICF merged with and into a wholly-owned subsidiary of the Company that had been especially organized for purposes of this transaction (the "Merger"). In connection with the Merger, ICF's name was changed to ICF Communication Solutions, Inc. In consideration for the Merger, the two principals of ICF received an aggregate payment valued at $14,000,000, as follows:
         $1,500,000 in cash at the closing of the transaction; $1,500,000 in promissory notes due and payable January 5, 1999, secured by all accounts receivable of the Company; $1,000,000 in promissory notes due and payable January 4, 1999; $1,000,000 in promissory notes due and payable August 17, 1999; and 6,493,506 shares of COMC's common stock valued at $9,000,000 or $1.386 per share. The Company agreed to use its best efforts to register the shares of common stock issued in connection with the Merger.

         In addition, under the Agreement, Messrs. Charles Lincoln and William Burns, the principal shareholders and executive officers of ICF, were elected to the Company's Board of Directors and were appointed Chairman and President of ICF Communication Solutions, Inc., pursuant to two-year employment agreements with each of Mr. Lincoln and Burns, providing, among other things, for annual salaries of $135,000 as well as annual bonuses at the discretion of COMC's Board of Directors.

         The transaction was accounted for using the purchase method of accounting. The balance sheet of ICF as of August 31, 1998 is as follows:

                Current assets other than cash                   $  3,549,426
                Property and equipment, net                           654,957
                Other assets                                          486,181
                Current liabilities                                (2,655,153)
                Common stock issued                                   (20,002)
                Retained earnings                                  (3,164,705)
                                                                 ------------

                          Cash acquired                          $  1,149,296
                                                                 ============

         The transaction resulted in a Goodwill of $11,044,992, the excess of costs of $14,229,699 over the net assets acquired of $3,184,707. The Goodwill is being amortized on a straight-line basis over a twenty-year period. Pro forma results of operations of the Company as if the purchase had occurred as of January 1, 1998 is as follows:

                                                           Nine Months Ended
                                                             September 30,
                                                                  1998
                                                           -----------------

                Revenues                                        $  14,872,543
                Gross Profit                                        4,584,293
                S,G& A Expenses                                     3,973,639
                Depreciation expenses                                 148,321
                Amortization of Goodwill                              552,240
                Income Taxes                                          327,807
                Net loss                                          $ (417,704)
                Loss per share                                    $     (.02)

         On a pro forma basis ICF represents 93% of total revenues since January 1, 1998. ICF's gross margins were 30% versus 43% for COMC. Selling, general and administrative expenses as a percentage of sales during the same period was 23.1% for ICF and 71.9% for COMC. During this period, ICF's operating margin was 6.9%, or $805,092.

         COMMON STOCK TRANSACTIONS

         During the nine months ended September 30, 1998, the Company issued 1,063,333 common shares, including 30,000 common shares issued as partial payment of offering costs, for total cash proceeds of $1,550,000 less cash offering costs of $126,000. In addition, the Company issued 6,493,506 valued at $9,000,000 to the selling stockholders of ICF (see Note 2).

Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain statements of a forward-looking nature relating to future performance of the Company. Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially.

Overview

COMC, Inc., ("COMC" or the "Company") designs, implements, supports and manages telecommunication and voice equipment, computer network systems, and premise wiring for healthcare organizations, financial institutions, and the entertainment sector. The Company's services include the purchase, delivery, installation and maintenance of voice and data equipment. Service-related revenues, maintenance and client outsourcing services, through its wholly owned subsidiary, ICF Communications Solutions Inc. ("ICF"), represent over 93% of total revenues. The remaining revenue consists primarily of the installation of third-party hardware. The Company's gross margin varies significantly depending on the percentage of service revenues versus revenues from the sale and installation of products (with respect to which the Company obtains a lower margin). For its major customers, the Company typically provides these services under contracts with one or more years in duration.

Under an acquisition and consolidation strategy, COMC intends to build its operations and to expands its presence primarily in the high growth markets of Los Angeles, San Francisco and San Diego California; Phoenix, Arizona; Las Vegas and Reno, Nevada.

Results of Operations

The Company's revenues were $2,214,794 and $408,876 for the quarters ended September 30, 1998 and 1997, respectively, representing an increase of 442%. This increase was due primarily to the merger with ICF which merged with COMC on August 17, 1998 and reflects one month of revenue from ICF. For the nine months ended September 30, 1998 and 1997, respectively, sales were $3,096,409 and $2,028,279, which represents an increase of 53%.

Cost of revenues was $1,381,483 and $272,360 for the quarters ended September 30, 1998 and 1997, respectively, representing an increase of 407%. This increase was primarily due to the merger of

ICF. Gross margin remained unchanged at 33% for the quarters ended September 30, 1998 and 1997. Cost of revenues for the nine-month period ended September 30, 1998 and 1997 were $1,868,343 and $1,269,802, respectively, which is an increase of 47%. Gross margin for the six months ended September 30, 1998 and 1997, was 40% and 37%, respectively. The increase in gross margin for the latest period is primarily attributable to increased revenues from maintenance services, which have higher margins.

Selling, general and administrative expenses were $681,010 and $228,716 for the quarters ended September 30, 1998 and 1997, respectively, representing an increase of 198%. This increase was primarily due to the merger of ICF. Sales and marketing expenses were 31% and 56% of revenues for the quarters ended September 30, 1998 and 1997, respectively. For the nine-month periods ended September 30, 1998 and 1997, sales and marketing expenses were $1,138,699 and $851,920, respectively, representing 37% and 42% of revenues in those periods. Although these expenses continue to decrease as a percentage of revenue, the Company expects that sales and marketing expenses will continue to increase in dollar terms to support the anticipated growth in the Company's business.

Excluded from selling, general and administrative expenses section above are merger and transaction related costs, which totaled $229,699 during the quarter ended September 30, 1998. These costs were capitalized as goodwill.

Depreciation expenses were $22,774 and $910 for the quarters ended September 30, 1998 and 1997, respectively. This increase was primarily due to the merger of ICF. Depreciation expenses were 1% and .2% of revenues for the quarters ended September 30, 1998 and 1997, respectively. For the nine-month periods ended September 30, 1998 and 1997, depreciation expenses were $42,235 and $12,072, respectively, representing 1.4% and .6% of revenues in those periods. Although depreciation expenses is expected to decrease as a percentage of revenue, the Company expects that depreciation will continue to increase in dollar terms as a result of additional investments in capital equipment required to support the anticipated growth in the Company's business.

Amortization expense of goodwill as a result of the merger with ICF during the quarter ended and for the nine-month ending September 30, 1998 was $46,020. This reflects a month's worth of amortization. The merger of ICF, which was based on purchase accounting and generated $11,044,992 in goodwill which will result in an annual amortization charge of $552,240 over a period of 20 years.

Other income, net, was a negative $6,438 and a negative $13,183 for the quarters ended September 30, 1998 and 1997, respectively, representing a decrease of 51%. This decrease was primarily due to reduced interest expense and higher interest income on a higher available cash balance as a result of the Merger with ICF. For the nine-month periods ended September 30, 1998 and 1997, other net income, were a negative $20,032 and a negative $38.140, respectively, representing a decrease of 47%. Other income, net, is primarily interest income on cash and cash equivalents, and short-term investments. Interest expense consists of interest associated with the Company's business lines of credit and term financing of insurance premiums, but was not significant during either period.

As of September 30, 1998, the Company had assumed income tax for one month of operations for ICF's operations of $154,430.

Liquidity and Capital Resources

Cash and cash equivalents increased $548,876 at September 30, 1998 compared to December 31, 1997. For the nine months ended September 30, 1998, cash used in operating activities was $600,093 which resulted primarily from an increase in the Company's investment in accounts receivables, which was $211,632, and cash used for accounts payable and accrued liabilities, which was $455,041, the majority being the payment of income tax payable to the Internal Revenue Service ("IRS") as hereinafter described.

For the nine-months ended September 30, 1998, cash generated from investing activities was a negative $561,390, as a result of a $1,500,000 payment paid to the former shareholders of ICF and $1,149,296 in cash acquired of ICF as a result of the merger. In addition, there where $135,646 in merger and related expenses, $30,773 in investment in capital equipment, and $46,190 in advances to officers. Prior to the Merger an additional $94,053 in legal expenses were paid by ICF and are not reflected in the cashflow statements for the nine-month or the quarter ending September 30, 1998.

For the nine-months ended September 30, 1998, cash generated from financing activities was $1,710,000, as a result of a $1,424,000 received from the sale of common stock, net of offering costs and $325,252 from the Company's credit line. The Company has a $250,000 term loan agreement with a bank, principal payable in a monthly installment of $4,167 and interest at the bank's prime rate plus 2.5%. The note matures on April 15, 2001 and has an outstanding balance of $129,167 as of September 30, 1998. The Company has a revolving credit agreement available for $300,000 with the same bank. Interest is at the bank's prime rate plus 2.5% and as of September 30, 1998 has used $296,650.

At September 30, 1998, the Company had a working capital deficiency of $1,667,778, which is down from the $131,225 on December 31, 1997. This includes $1,289,325 of income tax payable, $889,325 of which is due to the IRS and an estimated $400,000 is due to the State of California. The income tax payables are the result of a change in accounting policy from cash to accrual based accounting at ICF. The current liabilities also include $3,500,000 in notes payable to stockholders, who are former owners of ICF. These notes will be paid as follows: $1,500,000 in promissory notes due and payable January 5, 1999, secured by all accounts receivable of the Company; $1,000,000 in promissory notes due and payable January 4, 1999; and $1,000,000 in promissory notes due and payable August 17, 1999.

The Company intends to recapitalize its balance sheet and shift some of the current liabilities to long term obligations. The Company is currently in discussions with several financial institutions to secure up to $5 million in senior debt financing ("Senior Debt Facility"). It is contemplated that the Senior Debt Facility will be secured by substantially all of the assets of the Company and will contain the customary covenants and restrictions. The Company intends to use the Senior Debt

Facility for: i) the balance of income tax payable due the Internal Revenue Service; ii) the $1,500,000 promissory note due on January 5, 1999; and iii) working capital purposes including additional acquisition financing. There can be no assurance that the Company will be able to secure this Senior Debt Facility.

Despite the deficiency in working capital, the Company believes that its current cash flow from operations plus its present sources of liquidity from current assets will be sufficient to finance operations for the foreseeable future and meet its short-term obligations.

The Company is in the process of selling additional equity, debt securities, and/or obtaining additional credit facilities. The sale of additional equity securities or issuance of same in future acquisitions could result in additional dilution to the Company's stockholders and the incurrence of debt could result in additional interest expense.

The Company intends to continue its search for additional merger and acquisition candidates that will expand its existing markets in related products and services. COMC has depended on a few large customers for the majority of its revenue to date. A loss of any one could have a material effect on the Company's liquidity. Due to the quality of the Company's major customers, the collectibility of accounts receivable has not been a problem.


PART II. OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

Form 8-K filed on August 31, 1998 as amended on November 2, 1998


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMC INC.


Date: November 17, 1998          By: /s/ John Ackerman
                                     -------------------------------------
                                     John Ackerman
                                     Chief Executive Officer


Date: November 17, 1998          By: /s/ Albert P. Vasquez
                                     ------------------------------------
                                     Albert P. Vasquez
                                     Acting Chief Financial Officer