Form 10KSB
period 1998-12-31
COMC INC
filed 1999-05-03
CIK 754568

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Fiscal Year ended December 31, 1998           Commission File Number 0-16472
                      -----------------                                  -------


                                   COMC, INC.
             (Exact Name of Registrant as Specified in its Charter)


           Illinois                                        36-3021754
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


400 N. Glenoaks Boulevard
Burbank, California                                           91502
-----------------------------------------                    ------------------
(Address of Principal Executive Offices)                             (Zip Code)

Registrant's telephone number,
including Area Code:                                           (818) 556-3333
                                                             ------------------


           Securities registered pursuant to Section 12(b) of the Act:
                                      None
                                      ----


           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock (par value $.01 per share)
                     ---------------------------------------
                                 Title of Class

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes x No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

         The aggregate market value of voting stock held by non-affiliates of the Registrant: $2,977,067

         The number of shares outstanding of Registrant's Common Stock as of March 31, 1999: 20,054,946

Certain matters discussed herein may constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities the market and statements regarding the Company's mission and vision. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements.

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

General

         COMC, Inc., through its wholly-owned subsidiaries, ICF Communications Solutions, Inc. and Complete Communications, Inc., designs, sells, installs, supports and manages computer network systems, telecommunication and voice equipment and premise wiring for healthcare organizations, financial institutions, the entertainment sector and others. The Company intends to expand its operations and revenues through the acquisition of small and mid-sized companies that generate most of their revenues through maintenance service contracts and that are strategically located in high growth markets, primarily in the western and southwestern part of the United States.

Overview of the Industry

         The telecommunication industry is undergoing rapid changes due to deregulation and advances in technology. These developments have created the need for new, more sophisticated systems that integrate voice and data services and primarily affect the computer, telephony, broadcasting, multimedia and the cable industries. Due to increasing levels of sophistication and shrinking product life cycles, companies are outsourcing their voice and data services. Outsourcing is generally less expensive than funding an in-house maintenance team. Many of the current external maintenance providers tend to be small operators that lack liquidity and expertise in both voice and data services.

         The traditional voice market is undergoing a major restructuring as PBX systems equipment, which are older than five years are being upgraded. Current PBX systems do not have the functionality of the newer digital PBX systems incorporating both data and voice capabilities, nor are they capable of growing past their existing configuration. As a result, many companies are in the upgrade mode which the Company believes will add significantly to the cable/wire and digital PBX market in the next 5 to 10 years.

Products and Markets

     Telecommunications (voice) Solutions

         COMC sells, installs, configures and maintains telephone systems, including PBXs, handsets, and other telecommunication equipment. It designs, sells and supports (voice) network solutions for remote access and video and desktop conferencing and provides installation and service to both digital and analog telephone systems. COMC is a certified reseller and installer for AT&T/Lucent, Northern Telecom, NEC, Toshiba, and other brands of telephone systems, allowing COMC to provide equipment to both new companies and those with existing equipment looking to improve or add to their systems. In addition, COMC is a reseller for Pacific Bell, AT&T, MFS and other local and long distance companies, allowing COMC to provide not only equipment, but also the required services. The majority of COMC's revenues are currently generated by maintenance services in voice and telecommunication services.

     LAN/WAN Solutions

         The Company designs, implements and maintains LAN and WAN networks, including installation and configuration of computer hardware and software. It also offers hardware and software solutions for mainframe and PC platforms. COMC will work with a customer to define network requirements, equipment needs and management issues, and then designs a computer network to provide for the client's needs. This often requires an in-depth examination of the customer's business operations, and provides an initial entry into providing further data, voice, Internet, wiring and/or consulting services.

         Once COMC designs a network, its Premise Wiring Services Group is called in to install and maintain the physical equipment. COMC provides, installs and manages any required network equipment, including routers, hubs and data switches. COMC also configures, troubleshoots and maintains the personal computers connected to the network. This may be in the form of an outsourcing agreement where a company relies upon COMC to provide all of its computer support, or it may be in conjunction with a client's internal Information Services department.

         The Company plans to increase the revenue of this business unit by acquiring other similarly situated companies that focus primarily on desk top support and maintenance.

     Premise Wiring Services

         The Company offers complete wiring services, including voice, data, fiber and video system application design, installation and management services. The explosive growth of business use of telephone lines, fax machines, modems, voice mail, computer networks, video conferencing, etc., has created a large and growing market for companies which provide the most basic service required for operation - a copper or fiber optic wiring pathway over which these services operate. The constant changes in the voice and data industries, as well as general corporate trends towards downsizing or "right-sizing" result in constant and ongoing changes needed in wiring systems.

         "Adds, Moves and Changes" are the core of COMC's product in this area. Companies grow and need new wiring. Constant flux in every business generates a requirement for voice and data stations to be relocated. COMC installs and maintains new wiring systems, moves connections from one office to another, and changes them from voice to data and back again. The Company works in new building construction, during major renovations, and within existing operating businesses to provide wiring services. The Company's technical personnel participate in continuous certification programs offered by companies such as AT&T, Lucent, Seicor, AMP, Mod Tap, and Pacific Bell.

     Internet Business Solutions

         The Company provides services in connection with the design, implementation and maintenance of web pages on the Internet. The Company attempts to improve the interactive capabilities of a particular design and provides, through third parties, credit card clearing services.

         In a few short years, the Internet has gone from being a research curiosity to a business requirement. Long term, COMC intends to provide Internet connectivity to its customer base. Recognizing the difficulty and expense in competing with the dial-up $20/month Internet Service Providers, COMC made the strategic decision to concentrate solely on the business world, focusing on high-bandwidth Internet requirements. COMC does not provide dial-up connectivity. The smallest pipeline offered by COMC is a 56K leased line, although most customers use at least a Fractional T1 line.

         The Company believes that it provides the services that smaller companies need, but don't have the infrastructure to support. Few companies can afford a complete IS department, and even those that can, often find it more cost effective to outsource these services. COMC provides a way for companies to share the benefits of highly sophisticated network servers, network management, databases, and other technology, without participating in the high costs of acquisition and management.

Customers

         The Company caters primarily to the financial, healthcare and municipal sectors. For the year ended December 31, 1998, Bank of America represented 32%, Wells Fargo Bank represented 18%, City of Los Angeles and County of Sonoma each represented 9% of the Company's revenues, respectively. It is expected that as a result of the ICF Transaction, the number and identity of the Company's principal customers will change. A loss of any one of the Company's principal customers could have a materially adverse impact on the Company's revenues.

Sales and Marketing

         COMC believes that it has built a strong base of Fortune 1000 corporations as customers. The 500 largest companies usually have annual budgets that range between $1 and $10 million for the acquisition of PC products. Other entities have budgets ranging from $300,000 to $1 million per year.

         The Company believes that long-term relationships with new and existing customers are the most effective way of attaining its business objectives. Presently, COMC's primarily means of expanding its customer base is through acquisitions. Through a proactive campaign COMC will cross-fertilize telecommunication services with a customer in an attempt to capture a larger share of the customer's business. Unlike other competitors COMC focuses on large corporations who have diversified needs and substantial pent up demand to outsource its maintenance requirements. The Company also intends to hire additional sales personnel. It is anticipated that such salesmen will be compensated strictly on a commission basis utilizing leads generated through referrals, periodic mailings, telemarketing and cold calls. The Company believes that buying market share through direct sales, cross-fertilization of services as well as mergers and acquisitions will be an effective strategy for growth in the short term.

         Services rendered to the Company's customers are performed primarily under master contracts. Each master contract contemplates hundreds of individual construction and maintenance projects valued generally at less than $100,000 each. These contracts typically are awarded on a competitive bid basis. The Company also has contracts similar to master contracts with certain other customers. In addition to services rendered pursuant to master contracts, the Company provides construction and maintenance on individual projects awarded on a competitive bid basis. While such projects are generally substantially larger than the individual projects covered by master contracts, they typically require the provision of services similar to those rendered under master contracts.

         To date, most of the Company's business has been generated through referrals. However, the Company intends to expand its marketing efforts to include trade magazine advertising; regular appearances at computer industry and business trade shows; solicitation from manufacturers for on-line advertising and promotional plans; retaining a major public relations firm and corporate identity specialist; and Improved graphic user interface and development of an advertising presence on the World Wide Web.

         In addition, the Company will attempt to increase its customer base by an aggressive pricing policy and by acquiring additional distributors thereby broadening its product offering. COMC also intends to add technicians qualified to service these new products and services and increase its flexibility in both pricing and in service offerings.

         In March 1999, the Company entered into a one-year agreement with Avtel Communications, Inc. Under the terms of the agreement, the parties will use their best efforts to market, sell, install and service each other's products and services to current and prospective customers. The agreement contemplates payment of commissions for sales and services performed under the agreement. The amount of commissions is subject to further negotiation.

Competition

         The telecommunications industry is dominated by large players. The Company believes that the small to middle tier market is poorly served by the larger players and, in their absence, this market is primarily served by a large number of "mom-and-pop" companies. The Company views competition in three tiers as follows:

                  First tier (Telecom Equipment Suppliers): companies such as AT&T, Pacific Bell, Sprint, MFS and Lucent, which have their own installation forces. These entities target primarily larger customers that must meet volume requirements. In addition, these entities are focused on the sale of equipment and not on maintenance or service contracts. A number of these entities outsource their service contracts to the Company.

                  Second tier (System Integrators): Companies such as EDS and Perot Systems compete directly with telecom equipment suppliers, but they tend to be more business solution driven within a vertical market than the Company. However, System Integrators are increasingly outsourcing their mid-sized accounts to companies like COMC.

                  Third tier (Direct competitors): These entities primarily target small to mid-size companies. The quality of both management and work provided varies by competitor. These companies tend to be small and lack professional management. They also lack the critical mass to receive equipment vendor endorsements.

         Several competitors have emerged that are pursuing an acquisition roll up strategy in this market. However, few focus on servicing large institutional clients. While the middle market is an attractive market to serve, the Company believes that this market is unsophisticated, that the equipment sold into this market is less complex and that this market has less stringent technical service requirements. The Company intends to acquire companies with "preferred vendor status" at large institutions which validates their service skills.

Employees

         As of March 31, 1999 the Company employed 220 persons, of whom three were executive officers, 33 were engaged in administrative and clerical activities, nine were engaged in sales and four were involved in warehousing and shipping. None of the Company's employees are represented by a union and no work stoppages have occurred.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's headquarters are located at 400 N. Glenoaks Boulevard, Burbank, California. The Company occupies 2,700 square feet for which it pays a monthly rent of $3,800 under a lease that was signed in April 1995 and that will expire in March 2000. In addition, the Company's principal subsidiary, ICF, occupies a 8,000 square feet space in a commercial building at 2840 Howe Road, Suite D, Martinez, California, of which approximately 7,000 square feet are dedicated to office space and 1,000 square feet are dedicated to warehouse space. ICF pays a monthly rent of $7,950 under a lease that will expire in October 2002. In addition ICF occupies an office in a commercial building at 5201 Mitchelldale, Suite B3, in Houston, Texas, of which approximately 1,000 square feet are dedicated office space and 1,000 square feet are dedicated to warehouse space. ICF pays a monthly rent of $1,340 under a lease that will expire in October 2000. In addition ICF occupies an office in a commercial building at 2810 S. 24th Street, Suite 111, Phoenix, Arizona, of which approximately 1,000 square feet are dedicated office space and 1,000 square feet are dedicated to warehouse space. ICF pays a monthly rent of $984 under a lease that will expire in September 1999. In addition ICF occupies an office in a commercial building at 1788 N. Helm, Suite 107, Fresno, California, of which approximately 1,000 square feet are dedicated office space and 1,500 square feet are dedicated to warehouse space. ICF pays a monthly rent of $1,000 under a lease that will expire in December 2001.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Equity

         The Company's Common Stock is quoted on the electronic Bulletin Board. The following table sets forth the high and low bid quotations for the Company's Common Stock through the quarter ended March 31, 1999. Prior to the fiscal quarter ended March 31, 1998, no trading market existed for the Company's securities. These quotations have been reported by the National Association of Securities Dealers, Inc. and represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                 Common Stock
                  Fiscal Quarter              -----------------
                      Ended                   High          Low
                  --------------              ----          ---

                  March 31, 1998              $.50          $.50
                  June 30, 1998               $3.00         $3.00
                  September 30, 1998          $1.812        $1.562
                  December 31, 1998           $2.371        $1.50
                  March 31, 1999              $1.00         $1.00

         The Company has not paid a cash dividend on its Common Stock. The Company intends to retain all earnings for the foreseeable future for use in the operation and expansion of its business and, accordingly, the Company does not contemplate paying any cash dividends on its Common Stock in the near future.

Recent Sales of Unregistered Securities

         In July 1998, pursuant to a private placement, the Company issued to a number of foreign financial institutions units consisting of an aggregate of 1,000,000 shares of Common Stock and warrants to purchase 200,000 shares of Common Stock at $2.00 per share until July 31, 2000. These issuances were exempt from registration under Rule 506 promulgated under the Securities Act. Total gross cash proceeds of this offering were $1,500,000. An additional 33,333 shares of Common Stock and 6,666 warrants were sold to one U.S. investor on the same terms.

         In connection with the aforementioned private placement, the Company issued 30,000 shares of Common Stock and 100,000 warrants to purchase Common Stock at $1.50 per share until July 31, 2000 to nominees of an overseas entity in connection with its assistance in the completion of the offering. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act.

         In August 1998, the Company issued an aggregate of 6,493,506 shares of Common Stock to Messrs. Lincoln and Burns, the Company's President and Chief Operating Officer, respectively, in connection with the acquisition by the Company of ICF Communication Solutions, Inc. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed herein may constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities the market and statements regarding the Company's mission and vision. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements.

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

Results of Operations

The Company's consolidated statement of operations in 1997 includes the results of operations of COMC and its wholly-owned subsidiary CCI for the twelve months ended December 31, 1997. The Company's consolidated statement of operations in 1998 includes the results of operations of COMC and its wholly owned subsidiary CCI, for the twelve months ended December 31, 1998 and the results of operations of its wholly-owned subsidiary, ICF, for the four months ended December 31, 1998. CCI's customer base was absorbed by ICF effective August, 1998.

The Company's revenues were $7,927,229 and $2,650,386 for the year ended December 31, 1998 and 1997, respectively, representing an increase of 199%. This increase was due primarily to the merger with ICF which was completed on August 17, 1998. Revenue from ICF for the four months included in the consolidated revenue amounted to $6,795,293. COMC's revenue, through CCI, decreased from $2,650,386 in 1997 to $1,131,936 in 1998 due primarily to key management focusing on expanding the company through mergers and acquisitions.

Cost of revenues for the year ended December 31, 1998 and 1997 were $5,011,512 and $1,579,152, respectively, which is an increase of 217%. COMC's cost of revenues, pre-ICF merger, remained at 61% for 1997 and 1998. ICF's cost of revenues of $4,326,472 or 64% of revenues primarily contributed to the increase.

Selling, general and administrative expenses were $2,644,314 and $1,167,095 for the year ended December 31, 1998 and 1997, respectively, representing an increase of 127%. This increase was primarily due to the merger with ICF. Although these expenses continue to decrease as a percentage of revenue, the Company expects that sales and marketing expenses will continue to increase in dollar terms to support the anticipated growth in the Company's business.

Depreciation expenses were $95,878 and $12,772 for the year ended December 31, 1998 and 1997, respectively. This increase was primarily due to the merger with ICF. The Company expects that depreciation will continue to increase in dollar terms as a result of additional investments in capital equipment required to support the anticipated growth in the Company's business.

Excluded from selling, general and administrative expenses section above are merger and transaction related costs, which totaled $277,636 during the year ended December 31, 1998. These costs were capitalized as part of goodwill. Amortization expense of goodwill as a result of the merger with ICF for the twelve-month ending December 31, 1998 was $185,271. This reflects four month's worth of amortization. The merger with ICF, which was based on purchase accounting and generated $11,123,796 in goodwill, will result in an annual amortization charge of $556,190 over a period of 20 years.

Other expense, net, was a $203,922 and $37,624 for the year ended December 31, 1998 and 1997, respectively. This increase was primarily due to interest expense of $106,556 related to the notes payable to selling stockholders of ICF.

Effective January 1, 1998, the company and its wholly-owned subsidiaries elected to file consolidated income tax returns. The company had no income tax expense for the year ended December 31, 1997. During 1998, CCI changed its accounting method for income tax purposes for the years ended December 31, 1996 and 1997, which resulted in income tax expense totaling $41,193. This was included in the 1998 current income tax expense.

The components of income taxes were as follows for the years ended December 31, 1998:

         1998          Federal      State          Total
         ----          -------     -------       --------
         Current       $30,588     $29,014       $ 59,602
         Deferred       58,715      (1,131)        57,584
                       -------     -------       --------
                       $89,303     $27,883       $117,186
                       =======     =======       ========

Net loss increased from $146,257 in 1997 to $330,854 in 1998. The net loss during 1998 was attributed to net loss of CCI of $519,028, amortization of goodwill of $185,271, reduced by ICF's net income of $373,445.

Liquidity and Capital Resources

Cash and cash equivalents increased to $1,018,534 at December 31, 1998 compared to $85,082 at December 31, 1997.

For the year ended December 31, 1998, cash used in operating activities was $209,843 which resulted primarily from the Company's net loss of $330,854, changes in operating assets and liabilities of $166,231 less non-cash operating expenses of $287,242.

For the year ended December 31, 1998, cash used in investing activities was $638,028, as a result of a $1,500,000 payment paid to the selling stockholders of ICF less $1,149,296 in cash acquired from ICF as a result of the merger. In addition, there where $277,636 in merger and related expenses, $52,758 in investment in property and equipment, and $68,984 in advances to officers.

For the year ended December 31, 1998, cash provided by financing activities was $1,781,323, as a result of a $1,424,000 received from the sale of common stock, net of offering costs and $339,823 from the Company's credit line less payments of $51,937.

In April 1997, the Company entered into a $300,000 revolving line of credit with a bank. Interest is payable monthly at the bank's prime rate plus 2.5% (10.25% at December 31, 1998). The line of credit expires on May 10, 1999. There was no outstanding borrowing on this line of credit at December 31, 1997. At December 31, 1998, the Company had an outstanding balance of $297,775. The loan is secured by the CCI's accounts receivable, inventories and property and equipment. The Company's Chairman guarantees this loan.

In April 1996, the Company entered into a $250,000 term loan agreement with a bank. Principal is payable in monthly installments of $4,167 and interest at the bank's prime rate plus 2.5% (10.25% at December 31, 1998). The loan matures on April 15, 2001. At December 31, 1998 and 1997, the Company had outstanding balances of $116,667 and $166,667, respectively. The Company's Chairman guarantees this loan.

At December 31, 1998, the Company had a working capital deficiency of $1,284,445. This includes $1,045,343 of income taxes payable, $816,820 of which is due to the IRS and $228,523 is due to the State of California. In June 1998, ICF, the Company's wholly-owned subsidiary, agreed to Income Tax Examination Changes by the Internal Revenue Service ("IRS") which resulted in additional income tax liabilities to the IRS for years 1995, 1996 and 1997 of $1,114,827. At December 31, 1998, ICF had income tax liabilities for those years of $786,409 to the IRS and $217,741 to the State of California. In January of 1999, the IRS approved the Company's request to pay in installments requiring monthly payments of $100,000 plus interest and penalties until the total amount is paid in full. The Company has not entered into any negotiations with the State of California.

The current liabilities also include $3,500,000 in notes payable to stockholders, who are former stockholders of ICF. In consideration for the Merger, the two principals of ICF received an aggregate payment valued at $14,000,000, as follows: $1,500,000 in cash at the closing of the transaction; $1,500,000 in promissory notes due and payable January 5, 1999, secured by all accounts receivable of the Company; $1,000,000 in promissory notes due and payable January 4, 1999; $1,000,000 in promissory notes due and payable August 17, 1999; and 6,493,506 shares of the Company's common stock valued at $9,000,000 or $1.386 per share. The Company defaulted on the January 4, 1999 and January 5, 1999 promissory notes. The Company is under current negotiations to restructure the terms and conditions of all notes currently in default and outstanding. The Company has reached a preliminary understanding with the holders of these notes to extend the term of the notes into a three-year note payable in lump sum amount at the end of the third year. Interest accruing at 10% per annum will be payable monthly.

The Company is currently in discussions with a financial institution to secure up to $5 million in senior debt financing ("Senior Debt Facility"). It is contemplated that the Senior Debt Facility will be secured by substantially all of the assets of the Company and will contain the customary covenants and restrictions. The Company intends to use the Senior Debt Facility for: i) the balance of income tax payable due the Internal Revenue Service and California Franchise Tax Board; and ii) working capital purposes including additional acquisition financing. Interest is expected to accrue at 2% over the prime rate. There can be no assurance that the Company will be able to secure this Senior Debt Facility.

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

Year 2000 Compliance

         The Company has reviewed its computer systems to identify those areas that could be adversely affected by Year 2000 software failures. The Company uses a number of computer software programs and operating systems in its operations, including in financial business systems, marketing and various other administrative functions. To the extent that these software applications contain source code that is unable to appropriately interpret the upcoming year 2000, some level of modification or possibly replacement of such applications may be necessary.

         The Company has converted almost all of its information systems to be Year 2000 compliant. To date, the Company has incurred approximately $140,000 and it believes that approximately $8,500 will be incurred during the fiscal year 1999 to complete the information system conversions. Although the Company expects, based on currently available information, that any additional expenditures that may be required in connection with Year 2000 conversions will not be material, there can be no assurance in this regard. The Company believes that certain of its customers, may be impacted by the Year 2000 problem, which could in turn affect the Company. Currently, the Company cannot predict the effect of the Year 2000 problem on entities with which it transacts business and there can be no assurance it will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. The Company will be formulating a contingency plan to address the possible effects of any of its customers experiencing Year 2000 problems.

Item 7.  FINANCIAL STATEMENTS

         The financial statements are included herein commencing on page F-1.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Officers and Directors

         The officers and directors of the Company are as follows:

Name                             Age           Position
----                             ---           --------

John Ackerman                    41            Chairman, Chief Executive Officer

Charles Lincoln                  45            President, Director

William M. Burns                 40            Chief Operating Officer, Director

Donald Baker                     69            Director

Richard F. Horowitz              58            Secretary, Director

Marvin P. Loeb                   72            Director

         John Ackerman has been the Company's Chairman and Chief Executive Officer since November 1996. He founded and had been the President and Chief Executive Officer of Complete Communication, Inc. since its inception in 1987. Prior thereto he had been an import/export broker at London-based Justwise Limited, overseeing that firm's European sales and operations.

         Charles E. Lincoln co-founded and has been with ICF since its inception (May, 1989). Prior to that he was employed with Bank of America from 1984 through 1989. Prior to that he was an employee at Intel from 1978 through 1984. Mr. Lincoln attended California State, Hayward, California from 1974 through 1978 and studied in the department of Finance.

         William M. Burns co-founded and has been with ICF since its inception (May, 1989). Prior to that he was employed with Pacific Telecom, in San Francisco from 1986 through 1989. Prior to that he was employed at John Jackson Enterprises and Bill Burns Construction in Sacramento from 1978 through 1986.

         Donald Baker has been a director of the Company since 1993. Mr. Baker recently retired after 39 years as a partner of the law firm of Baker & McKenzie. Mr. Baker recently retired as Secretary, General Counsel and a Director of Air South, Inc., an airline formerly operating in the Southeast. He holds a J.D.S. degree from the University of Chicago Law School. He is a director of the Mid-America Committee on International Business and Government Cooperation, Chicago, Trimedyne, Inc. Cardiodyne, Inc. and Cardiomedics, Inc., all located in Irvine, California.

         Richard F. Horowitz has been a director of the Company since 1993. He has been a director of Trimedyne since 1983. He was a director of Gynex from August 1988 to August 1992 and has been a Director of Ultramedics, Inc. since November 1988 and of Cardiomedics Inc. since 1992. Mr. Horowitz has been a practicing attorney in New York City for the past 34 years. He has been a member of the firm of Heller, Horowitz and Feit, P.C. & Feit) since January 1979. Heller, Horowitz & Feit, P.C. has been securities counsel to the Company and to other entities with which Mr. Loeb is associated. Mr. Horowitz is a graduate of Columbia College and Columbia Law School.


         Marvin P. Loeb had been the Chairman and the President of the Company since 1979 and 1980, respectively, until his resignation in November 1996, when control of that company changed. Since 1980, he has been Chairman of Trimedyne, Inc., a publicly held corporation involved in the manufacture of medical lasers ("Trimedyne"). He has also been a director of Pharmos, Inc. (formerly Pharmatec, Inc.), a publicly-held company which is developing drugs and drug delivery systems since December 1982 and Chairman from that date until October 1992. Mr. Loeb was a Director of Gynex Pharmaceuticals, Inc. (now Biotechnology General Corporation), a publicly-held company developing reproductive products, from April 1986 until August 1993, and was its Chairman from April 1986 to August 1992. From April 1986 to June 1994, he was Chairman and a Director of Xtramedics, Inc. (now Athena Medical Corporation), a publicly held company which is engaged in the development of a feminine hygiene product. Mr. Loeb was Chairman and a director from 1988 to June 1993 of Contracap, Inc.(now Revenge Marine, Inc.), a publicly held company, which was developing a contraceptive device. Mr. Loeb was Chairman from 1983 to April 1986 and Vice Chairman from April 1987 to April 1992 of Petrogen, Inc., a privately held company which was developing genetically engineered bacteria for oil and toxic waste cleanup and is now inactive. Since May 1986, he has been Chairman and director of Cardiomedics, Inc., a privately held company which is developing circulatory assist devices. Since November 1988, he has been Chairman of Ultramedics, Inc., a privately held company whose principal interest is its investment in Cardiomedics, Inc. Mr. Loeb has been President of Master Health Services, Inc., a family held medical consulting firm, since 1973, and Marvin P. Loeb and Company, a family held patent licensing firm, since 1983. Mr. Loeb holds an honorary Doctor of Science Degree from Pacific State University and a Bachelor of Science Degree from the University of Illinois.

Board of Directors

         Each director is elected at the Company's annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified. The bylaws permit the Board of Directors to fill any vacancy and the new director may serve until the next annual meeting of stockholders or until his successor is elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contracts, at the discretion of the Board.

Committees of the Board

         The Board of Directors has established an Executive Committee of which Messrs. Ackerman and Lincoln are members. It also has also established an Audit Committee and a Compensation Committee each of which consist of Messrs. Baker, Horowitz and Loeb. In addition, it has an Option Committee consisting of Messrs. Baker and Loeb.

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

         Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the period from January 1, 1998 through December 31, 1998, with the exception of a Form 4 for Mr. Ackerman, the Company's Chairman, Ernie Mauritson, the Company's former Chief Financial Officer, and Albert Vasquez a former director of the Company, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

Item 10. EXECUTIVE COMPENSATION


         The following table sets forth the compensation paid or accrued by the Company during the three fiscal years ended December 31, 1998 to its Chief Executive Officer. No other officer of the Company received compensation in excess of $100,000.


                        SUMMARY COMPENSATION TABLE(1)(2)
--------------------------------------------------------------------------------
                                                                   Long-Term
                                         Annual Compensation      Compensation
--------------------------------------------------------------------------------
      (a)                    (b)           (c)          (d)            (e)
--------------------------------------------------------------------------------
Name/Principal           Year Ended      Salary        Bonus    Restricted Stock
Position                 December 31     ($)           ($)      Awards
================================================================================
John Ackerman            1998            180,261       25,000      -0-
Chairman, President      1997            96,400                    -0-
(3)                      1996            11,200                    -0-
--------------------------------------------------------------------------------
Charles Lincoln          1998            51,538        25,000
President(4)             1997            -0-                       -0-
                         1996            -0-                       -0-
--------------------------------------------------------------------------------
Marvin Loeb              1998            -0-                       -0-
President(5)             1997            -0-                       -0-
                         1996            -0-                       62,500
--------------------------------------------------------------------------------

-------------------------
(1) The above compensation does not include the use of an automobile and other personal benefits, the total value of which do not exceed, as to any named officer or director or group of executive officers, the lesser of $50,000 or 10% of such person's or persons' cash compensation.
(2) Pursuant to the regulations promulgated by the Commission, the table omits columns reserved for types of compensation not applicable to the Company.
(3)      Mr. Ackerman resigned as President in August 1998.
(4)      Mr. Lincoln became President in August 1998.
(5)      Mr. Loeb resigned as President in November 1996.

         None of the individuals listed in the table above received any long-term incentive plan awards during the fiscal year.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table below sets forth, as of March 31, 1999, information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's officers and directors and
(iii) all officers and directors of the Company as a group. Unless otherwise indicated in the footnotes, the address for all parties is c/o COMC, Inc., 400
N. Glenoaks Boulevard, Burbank, California 91502.

                            Shares Owned Beneficially
                                and of Record(1)


Name and Address                             No. of Shares         % of Total
----------------                             -------------         ----------

John Ackerman                                   8,000,000              40%

Charles Lincoln(2)                              3,246,753              16%

William Burns(3)                                3,246,753              16%

Donald Baker                                       20,000              *

Richard F. Horowitz(4)                             20,075              *
292 Madison Avenue
New York, NY 10017

Marvin P. Loeb(5)                               1,544,298               8%

All Officers and Directors as a Group
(6 persons)                                    16,077,879              80%

------------------------------
         * Less than 1%

         (1) Includes shares issuable within 60 days upon the exercise of all options and warrants. Shares issuable under options or warrants are owned beneficially but not of record.
         (2) Consists of shares of Common Stock held by a trust of which Mr. Lincoln is a trustee and beneficiary.
         (3) Consists of shares of Common Stock held by a trust of which Mr. Burns is a trustee and beneficiary.
         (4) Held as nominee for the law firm of Heller, Horowitz & Feit, P.C. of which Mr. Horowitz is a principal.
         (5) Includes 56,127 shares of Common Stock held by the Marvin P. Loeb Irrevocable Living Trust, of which Mr. Loeb is the sole trustee, 426,300 shares of Common Stock held by Mr. Loeb as nominee for members of his family and 625,000 shares of Common Stock held by members of his family and by a trust for that benefit. Mr. Loeb disclaims beneficial ownership in such shares.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On August 17, 1998, the Company consummated the acquisition of ICF. Under the terms of the Agreement and Plan of Merger dated July 24, 1998 (as amended on August 3, 1998, the "Agreement") ICF merged with and into a wholly owned subsidiary of the Company that had been especially organized for purposes of this transaction (the "Merger"). In connection with the Merger, ICF's name was changed to ICF Communication Solutions, Inc. In consideration for the Merger, the two principals of ICF, Charles Lincoln and William Burns, received an aggregate payment valued at $14,000,000, as follows: $1,500,000 in cash at the closing of the transaction; $1,500,000 in promissory notes due and payable January 5, 1999 secured by all accounts receivable of ICF; $1,000,000 in promissory notes due and payable January 4, 1999; $1,000,000 in promissory notes due and payable August 17, 1999; and 6,493,506 shares of Common Stock valued in the aggregate at $9,000,000 or $1.386 per share. The Company also agreed to use its best efforts to register the shares of Common Stock issued in connection with the Merger.

         In addition, under the Agreement, Charles Lincoln and William Burns, the principal shareholders and executive officers of ICF, were elected to the Company's Board of Directors and were appointed Chairman and President of ICF Communications Solutions, Inc., pursuant to two-year employment agreements with each of Mr. Lincoln and Burns, providing, among other things, for annual salaries of $135,000 as well as annual bonuses at the discretion of the Company's Board of Directors.

         At December 31, 1998, Mr. Ackerman, the Company's Chairman owed $114,281 to the Company.

         Pursuant to agreements entered into in January 1998, John Ackerman, the Company's Chairman transferred 1,000,000 shares of Common Stock and 500,000 shares of Common Stock to Albert Vasquez, a former director of the Company, and Ernie Mauritson, the Company's former Chief Financial Officer, respectively. The Audit Committee of the Board of Directors has put a value of $.01 per share on these transactions, representing the then market value of the shares. The Company's Chairman of the Board and principal stockholder and two Directors of the Board dispute this valuation.

         In October 1998, John Ackerman, the Company's Chairman, transferred 500,000 shares of Common Stock to a former employee of the Company's wholly owned subsidiary Complete Communications, Inc. in settlement of an employment dispute between said employee and that Company.

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

         (b)         Reports on Form 8-K

         On November 2, 1998, the Company filed an amendment to a Current Report on Form 8-K that was previously filed.

                           COMC, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Auditors                                                                            F-1

Consolidated  Balance Sheets at December 31, 1998 and 1997                                                F-2

Consolidated Statements of Operations for the years ended December 31, 1998 and 1997                      F-3

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998 and 1997            F-4

Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1997                      F-5

Notes to Consolidated Financial Statements                                                                F-6-12


                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of COMC, Inc.

We have audited the accompanying consolidated balance sheets of COMC, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of COMC, Inc. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                                HOLLANDER, LUMER  & CO. LLP

Los Angeles, California
February 26, 1999

                           COMC, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                                                  1998          1997
                                                                               -----------    ---------
                                    ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                 $ 1,018,534    $  85,082
     Accounts receivable and unbilled revenue, net of allowance for
       uncollectible accounts of $276,900 (1998) and $62,164 (1997)              3,387,131      360,702
     Inventories                                                                   124,188      106,806
     Loans receivable from officer                                                 114,281       43,885
     Refundable income taxes                                                       179,603            -
     Deferred income taxes                                                         152,579            -
     Prepaid expenses and other current assets                                      15,591       36,247
                                                                               -----------    ---------
            TOTAL CURRENT ASSETS                                                 4,991,907      632,722

PROPERTY AND EQUIPMENT, Net                                                        715,833      110,090

OTHER ASSETS
     Goodwill, net                                                              10,938,526            -
     Deposits                                                                       35,878       17,825
                                                                               -----------    ---------
            TOTAL OTHER ASSETS                                                  10,974,404       17,825
                                                                               -----------    ---------
                                                                               $16,682,144    $ 760,637
                                                                               ===========    =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank credit line payable                                                  $   297,775    $       -
     Bank overdraft                                                                 69,437            -
     Current portion of long-term debt                                              60,512       50,000
     Notes payable to stockholders                                               3,500,000            -
     Income taxes payable                                                        1,045,343            -
     Accounts payable                                                              676,088      200,049
     Accrued salaries, vacation and payroll taxes                                  378,771       14,669
     Accrued interest                                                               77,363            -
     Customers' deposits                                                                 -      207,908
     Other current liabilities                                                     171,063       28,871
                                                                               -----------    ---------
            TOTAL CURRENT LIABILITIES                                            6,276,352      501,497

LONG-TERM DEBT, net of current portion                                              96,266      116,667
DEFERRED INCOME TAXES                                                               73,907            -

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value; authorized - 40,000,000 shares;
        issued and outstanding - 20,054,946  shares (1998) and 12,498,107
        shares (1997)                                                              200,549      124,981
     Additional paid-in capital                                                 10,558,454      210,022
     Accumulated deficit                                                          (523,384)    (192,530)
                                                                               -----------    ---------
            TOTAL STOCKHOLDERS' EQUITY                                          10,235,619      142,473
                                                                               -----------    ---------
                                                                               $16,682,144    $ 760,637
                                                                               ===========    =========

          See accompanying notes to consolidated financial statements.

                           COMC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                  1998               1997
                                              -----------        -----------

REVENUE                                       $ 7,927,229        $ 2,650,386

COST AND EXPENSES
     Cost of revenue                            5,011,512          1,579,152
     Selling, general and administrative        2,644,314          1,167,095
     Amortization of goodwill                     185,271                  -
     Depreciation                                  95,878             12,772
                                              -----------        -----------
            TOTAL COST AND EXPENSES             7,936,975          2,759,019
                                              -----------        -----------

LOSS FROM OPERATIONS                               (9,746)          (108,633)

OTHER INCOME (EXPENSE)
     Interest income                                9,370              3,450
     Interest expense                            (165,627)           (50,424)
     Other, net                                   (47,665)             9,350
                                              -----------        -----------
            TOTAL OTHER INCOME (EXPENSE)         (203,922)           (37,624)
                                              -----------        -----------

LOSS BEFORE INCOME TAXES                         (213,668)          (146,257)

INCOME TAXES                                      117,186                  -
                                              -----------        -----------

NET LOSS                                      $  (330,854)       $  (146,257)
                                              ===========        ===========

BASIC AND DILUTED LOSS PER SHARE                   $ (.02)            $ (.02)
                                                   ======             ======

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                   15,011,800         12,498,107
                                              ===========        ===========

          See accompanying notes to consolidated financial statements.

                           COMC, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                            Common Stock             Additional
                                     -------------------------        Paid-in        Accumulated
                                      Shares           Amount         Capital          Deficit           Total
                                     ----------       --------       -----------     -----------      -----------
Balance, January 1, 1997             12,498,107       $124,981       $   210,022      $ (46,273)      $   288,730

Net loss                                                                               (146,257)         (146,257)
                                     ----------       --------       -----------      ---------       -----------

Balance, December 31, 1997           12,498,107        124,981           210,022       (192,530)          142,473

Common stock issued                   1,063,333         10,633         1,413,367                        1,424,000

Common stock issued in purchase
 business combination                 6,493,506         64,935         8,935,065                        9,000,000

Net loss                                                                               (330,854)         (330,854)
                                     ----------       --------       -----------      ---------       -----------

Balance, December 31, 19989          20,054,946       $200,549       $10,558,454      $(523,384)      $10,235,619
                                     ==========       ========       ===========      =========       ===========


          See accompanying notes to consolidated financial statements.

                           COMC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                     1998              1997
                                                                  -----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                     $  (330,854)       $(146,257)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
              Amortization of goodwill                                185,271                -
              Depreciation                                             95,878           12,772
              Loss on disposal of property and equipment                6,093                -
              Changes in operating assets and liabilities:
                (Increase) decrease in:
                  Accounts receivable                                 348,289          378,022
                  Inventories                                         118,372           (9,766)
                  Refundable income taxes                             (41,591)
                  Prepaid expenses and other current assets            58,198          (15,144)
                Increase (decrease) in:
                  Income taxes payable                               (193,139)          (2,045)
                  Deferred income taxes                                57,583
                  Customers' deposits                                (207,908)         207,908
                  Accounts payable and accrued liabilities           (306,035)           3,982
                                                                  -----------        ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  (209,843)         429,472
                                                                  -----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Cash acquired from purchase business combination               1,149,296                -
     Cash paid to selling stockholders of ICF                      (1,500,000)               -
     Expenses related to purchase of ICF                             (183,582)               -
     Deposits                                                          18,000                -
     Loans receivable from officer                                    (68,984)         (43,885)
     Purchases of property and equipment                              (52,758)          (7,685)
                                                                  -----------        ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  (638,028)         (51,570)
                                                                  -----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock, net of offering costs                    1,424,000                -
     Bank overdraft                                                    69,437                -
     Advances from bank loans and other credit institutions           339,823          327,123
     Repayments on bank loans and other credit institutions           (51,937)        (677,123)
                                                                  -----------        ---------
NET CASH PROVIDED BY (USED IN)  FINANCING ACTIVITIES                1,781,323         (350,000)
                                                                  -----------        ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             933,452           27,902
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         85,082           57,180
                                                                  -----------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 1,018,534        $  85,082
                                                                  ===========        =========

CASH PAID FOR:
     Interest                                                     $    88,464        $  52,630
     Income taxes                                                 $   334,343        $   2,045
NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Common stock and notes payable issued in purchase of ICF     $12,500,000


          See accompanying notes to consolidated financial statements.

                           COMC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business - COMC, Inc. (the "Company") designs, installs and maintains various office communication systems.

     Principles of Consolidation - The consolidated financial statements include the accounts of COMC, Inc. and its wholly owned subsidiaries, Complete Communications, Inc. ("CCI") and ICF Communication Solutions, Inc. ("ICF"). All significant intercompany transactions and balances have been eliminated in consolidation.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Cash equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Inventories - Inventories, consisting of various parts and equipment for sale, are stated at lower of cost (determined on a first-in, first-out basis) or market.

     Property and Equipment - Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets which range from five to seven years. Leasehold improvements are amortized on the straight-line method over the term of the lease or the useful life of the asset, whichever is shorter.

     Property and equipment are reviewed for impairment whenever events or circumstances indicate that the asset's undiscounted expected cash flows are not sufficient to recover its carrying amount. The Company measures an impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated as the present value of expected future cash flows.

     Concentration of Credit Risk - The Company maintains several bank accounts at one bank. Accounts at an institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The amount in excess of the FDIC limit totaled $871,930 as of December 31, 1998.

     Financial Instruments - The Company`s financial instruments include cash, receivables, payables and accrued expenses. The carrying amount of such financial instruments approximates fair value because of the short maturity of these instruments.

     Revenue Recognition - Revenues and related costs for short-tern projects (i.e. projects with duration of less than one month) are recognized as the projects are completed. Revenues generated by certain long-term contracts are recognized principally on the percentage-of-completion method in the ratio that cost incurred bears to estimated cost at completion.

     Income Taxes - The Company utilizes the asset and liability method for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected

                           COMC, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           DECEMBER 31, 1998 AND 1997


     to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Stock-Based Compensation - Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, under which no compensation cost related to stock options has been recognized as the exercise price of each option at the date of grant was equal to the fair value of the underlying common stock.

     Basic and Diluted Earnings (Loss) Per Share - Effective December 31, 1997, the Company adopted SFAS NO. 128, Earnings Per Share, which established simplified standards for computing and presenting earnings per share information. Basic earnings (loss) per common share is based upon the net earnings (loss) applicable to common shares after preferred dividend requirements and upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share adjusts for the effect of convertible securities, stock options and warrants only in the periods presented in which such effect would have been dilutive.

     Reclassifications - Certain reclassifications have been made to 1997 financial statements to conform with the 1998 presentation.


2.   ACQUISITION

     On August 17, 1998, the Company consummated the acquisition of ICF Communication Systems, Inc. ("ICF") Under the terms of the Agreement and Plan of Merger dated July 24, 1998 (as amended on August 3, 1998, the "Agreement"), ICF merged with and into a wholly-owned subsidiary of the Company that had been especially organized for purposes of this transaction (the "Merger"). In connection with the Merger, ICF's name was changed to ICF Communication Solutions, Inc. In consideration for the Merger, the two principals of ICF received an aggregate payment valued at $14,000,000, as follows: $1,500,000 in cash at the closing of the transaction; $1,500,000 in promissory notes due and payable January 5, 1999, secured by all accounts receivable of the Company; $1,000,000 in promissory notes due and payable January 4, 1999; $1,000,000 in promissory notes due and payable August 17, 1999; and 6,493,506 shares of the Company's common stock valued at $9,000,000 or $1.386 per share. The Company agreed to use its best efforts to register the shares of common stock issued in connection with the Merger. The Company defaulted on the January 4, 1999 and January 5, 1999 promissory notes (See Note 6).

     The transaction was accounted for using the purchase method of accounting. The balance sheet of ICF as of August 31, 1998 is as follows:

          Current assets other than cash                $ 3,823,693
          Property and equipment, net                       654,957
          Other assets                                      130,106
          Current liabilities                            (2,604,213)
          Common stock issued                               (20,002)
          Retained earnings                              (3,133,837)
                                                        -----------

                    Cash acquired                       $ 1,149,296
                                                        ===========

                           COMC, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           DECEMBER 31, 1998 AND 1997


     The transaction resulted in goodwill of $11,123,796, the excess of costs of $14,277,635 over the net assets acquired of $3,153,839. The goodwill is being amortized on a straight-line basis over a twenty-year period. The Company periodically reviews goodwill to assess recoverability.

     Pro forma consolidated results of operations of the Company as if the purchase had occurred as of January 1, 1998 is as follows:

                                                                     Year Ended
                                                                    December 31,
                                                                        1998
                                                                   -------------

          Revenues                                                 $ 19,702,128
          Net loss                                                 $   (470,776)
          Basic and diluted loss per share                         $       (.02)
          Weighted average number of common shares outstanding       19,340,800


3.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31, 1998 and 1997:

                                                      1998           1997
                                                  ----------      --------
     Vehicles                                     $  359,781      $      -
     Furniture and office equipment                  409,692       204,493
     Computer equipment                              274,896             -
     Leasehold improvements                           36,381         8,639
     Software                                         52,964             -
     Security alarm                                    6,768             -
                                                  ----------      --------
                                                   1,140,482       213,132
     Less accumulated depreciation                   424,649       103,042
                                                  ==========      ========
                                                  $  715,833      $110,090
                                                  ==========      ========

4.   BANK CREDIT LINE PAYABLE AND LONG-TERM DEBT

     In April 1997, the Company entered into a $300,000 revolving line of credit with a bank. Interest is payable monthly at the bank's prime rate plus 2.5% (10.25% at December 31, 1998). The line of credit expires on May 10, 1999. There was no outstanding borrowing on this line of credit at December 31, 1997. At December 31, 1998, the Company has an outstanding balance of $297,775. The loan is secured by the CCI's accounts receivable, inventories and property and equipment (carrying amounts totaled $112,089 at December 31, 1998). The Company's Chairman of the Board of Directors guarantees this loan.

     In April 1996, the Company entered into a $250,000 term loan agreement with a bank. Principal is payable in monthly installments of $4,167 and interest at the bank's prime rate plus 2.5% (10.25% at December 31, 1998). The loan matures on April 15, 2001. At December 31, 1998 and 1997, the Company had outstanding balance of $116,667 and $166,667, respectively. The Company's Chairman of the Board of Directors guarantees this loan.

                           COMC, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           DECEMBER 31, 1998 AND 1997

     During 1998, the Company acquired three vehicles for a total purchase price of $43,440 under a financing arrangement with the vehicles as security. The loans bear effective interest rate of 9.7% and require monthly payments of $1,060 for 48 months.


     Annual maturities of long-term debt for years ending December 31, are as follows:
                1999                     $  60,512
                2000                        60,173
                2001                        27,872
                2002                         8,221
                                         ---------
                                         $ 156,778
                                         =========


5.   COMMITMENTS AND CONTINGENCIES

     Operating Leases - The Company leases certain offices under operating leases expiring on various dates through 2002. Total rent expense charged to operations was $247,703 in 1998 and $45,617 in 1997. At December 31, 1998, the minimum future rental commitments under non-cancelable leases payable over the remaining terms of the leases are:

       Years Ending December 31,
       -------------------------
                1999                     $ 175,643
                2000                       161,961
                2001                       115,183
                2002                        98,043
                                         ---------
                                         $ 550,830
                                         =========

     Employment Agreements - The Company entered into two-year employment agreements with Messrs. Lincoln and Burns, providing, among other things, for annual salaries of $135,000 as well as annual bonuses at the discretion of the Company's Board of Directors.


6.   TRANSACTIONS WITH RELATED PARTIES

     At December 31, 1998 and 1997, the Company had a receivable from John Ackerman, the Company's Chairman and Chief Executive Officer, of $114,281 and $43,885, respectively.

     Notes payable to stockholders consisted of the following at December 31, 1998:

     Note dated August 17, 1998, to Charles Lincoln, the Company's
        President; interest at 8%, 10% in case of default; due on
        January 4, 1999, currently in default                        $   500,000

     Note dated August 17, 1998, to William Burns, the Company's
        Chief Operating Officer; interest at 8%, 10% in case of
        default; due on January 4, 1999, currently in default            500,000

     Note dated August 17, 1998, to Charles Lincoln, the Company's
        President; interest at 8%, 10% in case of default; due on
        January 5, 1999; secured by accounts receivable, currently
        in default                                                       750,000

                           COMC, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           DECEMBER 31, 1998 AND 1997


     Note dated August 17, 1998, to William Burns, the Company's
        Chief Operating Officer; interest at 8%, 10% in case of
        default; due on January 5, 1999; secured by accounts
        receivable, currently in default                                 750,000

     Note dated August 17, 1998, to Charles Lincoln, the Company's
        President; interest at 8%, 10% in case of default; due on
        August 17, 1999                                                  500,000

     Note dated August 17, 1998, to William Burns, the Company's
        Chief Operating Officer ; interest at 8%, 10% in case of
        default; due on August 17, 1999                                  500,000
                                                                     -----------
                                                                     $ 3,500,000
                                                                     ===========

     The Company is under current negotiations to restructure the terms and conditions of the above notes payable. Preliminary understanding between the Company and the noteholders is to extend the term of the notes into a three-year notes, payable in lump-sum amount at the end of the third year. Interest accruing at 10% per annum will be payable monthly.


7.   DEFINED CONTRIBUTION PLAN

     In April 1994, the Company established a defined contribution plan (the "Plan") pursuant to Section 401(k) of the Internal Revenue Code. In April 1997, the Plan was amended so that all employees are eligible to participate in the Plan after completing three months of service (formerly one year) and attaining the age of 21. To be entitled to an allocation of employer contributions, a participant must complete 1,000 hours of service during the Plan year and must be employed by the Company on the last day of the Plan year. Employees electing to participate in the Plan may contribute up to 20% of their annual compensation. Contributions to the Plan are limited to the maximum amount allowable under the provisions of the Internal Revenue Code. The Company may choose to make contributions to the Plan at its discretion. No discretionary contributions were made for the years ended December 31, 1998 and 1997.


8.   INCOME TAXES

     Effective January 1, 1998, the Company and its wholly-owned subsidiaries elected to file consolidated income tax returns.

     The Company had no income tax expense for the year ended December 31, 1997. During 1998, CCI changed its accounting method for income tax purposes for the years ended December 31, 1996 and 1997, which resulted in income tax expense totaling $41,193. This was included in the 1998 current income tax expense.

     The components of income taxes were as follows for the years ended December 31, 1998:

         1998          Federal       State         Total
         ----          -------      -------      --------
         Current       $30,588      $29,014      $ 59,602
         Deferred       58,715       (1,131)       57,584
                       -------      -------      --------
                       $89,303      $27,883      $117,186
                       =======      =======      ========

                           COMC, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           DECEMBER 31, 1998 AND 1997


     The components of deferred tax assets were as follows at December 31, 1998 and 1997:

                                                      1998          1997
                                                    --------      --------
       Deferred tax assets:
          Net operating loss carryforwards          $ 20,865      $ 76,872
          State income taxes                           6,259             -
          Allowance for uncollectible accounts       108,775             -
          Accrued vacation                            14,199             -
          Others                                       2,481             -
                                                    --------      --------
          Gross deferred tax assets                  152,579
          Less valuation allowance                         -       (64,427)
                                                    --------      --------
                       Net deferred tax asset        152,579        12,445

       Deferred tax liabilities
          Depreciation                                73,907        12,445
                                                    --------      --------

                                                    $ 78,672      $      -
                                                    ========      ========

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and prior taxes paid in making this assessment. Based upon its evaluation of these factors, management believes that it is more likely than not the Company will realize the benefits of these deductible differences, net of the valuation allowance, at December 31, 1998.

     The actual tax expense differs from the expected tax expense, computed by applying the Federal corporate tax rate of 34% to income before income taxes, as follows:

                                                             1998        1997
                                                           --------    --------
     Expected statutory tax expense                        $(72,647)   $(49,727)
     Net tax effect of permanent differences                 95,645      11,143
     State income taxes, net of federal tax effect           18,403           -
     Additional CCI's income tax expense due to change in
       in accounting method for income tax purposes          87,611           -
     Valuation allowance                                          -      38,584
     Others                                                 (11,826)          -
                                                           --------    --------
     Income taxes                                          $117,186    $      -
                                                           ========    ========

     In June 1998, ICF, the Company's wholly-owned subsidiary, agreed to Income Tax Examination Changes by the Internal Revenue Service ("IRS") which resulted in additional income tax liabilities to the IRS for years 1995, 1996 and 1997 of $1,114,827. At December 31, 1997, ICF had income tax liabilities for those years of $1,410,032 to the IRS and $376,456 to the State. At December 31, 1998, ICF had income tax liabilities for those years of $786,409 to the IRS and $217,741 to the State.

                           COMC, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           DECEMBER 31, 1998 AND 1997


9.   STOCKHOLDERS' EQUITY

     During 1998, the Company sold 103,333 Units. Each Unit consisted of 10 shares of common stock and 2 warrants to purchase common stock at $2.00 per share. The Company issued a total of 1,063,333 common shares, including 30,000 common shares issued as partial payment of offering costs, and 206,666 warrants, for total cash proceeds of $1,550,000 less cash offering costs of $126,000. The Company also agreed to file a registration statement with respect to the shares included in the Units. The Company also issued to the placement agent warrants to purchase 100,000 common stock at $1.50 per share.

     In addition, the Company issued 6,493,506 valued at $9,000,000 to the selling stockholders of ICF (See Note 2).

     In 1997, the Company's Chairman of the Board and principal stockholder, agreed to transfer 5% of the stock to which he was entitled to receive from the merger to a former employee in settlement of an employment dispute between the Company and the former employee. The 500,000 shares of common stock were valued at $0.01 per share, its fair value at that time. The shares were transferred in October 1998. There was no financial impact to this transaction.

     Pursuant to agreements entered into in January 1998, the Company's Chairman of the Board and principal stockholder transferred 1,000,000 shares of common stock to a former director of the Company and 500,000 shares of common stock to the Company's former Chief Financial Officer. The Audit Committee of the Board of Directors has put a value of $0.01 per share on these transactions, representing the then fair value of the shares. The Company's Chairman of the Board and principal stockholder and two
     Directors of the Board dispute this valuation.


10.  SEGMENT INFORMATION

     The Company is in one business segment, the contractors business.

     Four customers accounted for 38%, 22%, 11% and 11% of ICF's revenue for the four months ended December 31, 1998. Two customers accounted for 33% and 17% of CCI's revenue for the year ended December 31, 1997. At December 31, 1998, the Company had significant receivable balances from two customers totaling approximately $1,263,455.

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

                                        COMC, INC.


                                        By:  /s/ John Ackerman
                                           -------------------------------------
                                            John Ackerman, Chairman


Dated: May 3, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of May 3, 1999 by the following persons on behalf of Registrant and in the capacities indicated.



                                           /s/ John Ackerman
                                        ----------------------------------------
                                        John Ackerman, Chairman
                                        (Chief Financial and Accounting Officer)


                                           /s/ Don Baker
                                        ----------------------------------------
                                        Don Baker, Director


                                           /s/ Matt Burns
                                        ----------------------------------------
                                        Matt Burns, Director


                                           /s/ Richard F. Horowitz
                                        ----------------------------------------
                                        Richard F. Horowitz, Director


                                           /s/ Charles Lincoln
                                        ----------------------------------------
                                        Charles Lincoln, Director


                                           /s/ Marvin Loeb
                                        ----------------------------------------
                                        Marvin Loeb, Director

                                    EXHIBITS


2.01 Letter Agreement with Complete Communications, Inc. dated as of June 3, 1996(1)

2.02     Agreement of Merger dated July 19, 1996 between the Company and ICF(2)

3.01     Certificate of Incorporation(3)

3.02     By-laws(4)

16.01    Letter from Oppenheim & Ostrick, CPA's dated January 8, 1997(4).

23.02    Consent by Hollander, Lumer & Co., LLP

----------------------------
(1) Incorporated by reference to the Company's Information Statement dated September 15, 1996

(2)      Incorporated by reference to the Company's Form 8-K filed August 31,
         1998.

(3) Incorporated by reference to the Company's Registration Statement declared effective March 25, 1987.

(4) Incorporated by reference to the Current Report on Form 8-K dated January 9, 1997.