Form 10QSB
period 1999-03-31
COMC INC
filed 1999-05-20
CIK 754568

                     THE SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1999

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

Check whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter Period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes [X ]
No [ ]

The number of shares outstanding of Registrants Common Stock as of May 11, 1999 was 20,054,946.

Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           COMC, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                         March 31,   December 31,
                                                                                                           1999         1998
                                                                                                         ---------    ---------
                                                                                                        (Unaudited)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents ...................................................................   $    734,647    $  1,018,534
     Accounts receivable, net of allowance for doubtful accounts of
        $276,900 at March 31, 1999 and $276,900 at December 31, 1998  ............................      3,460,450       3,091,011
    Unbilled revenue .............................................................................        516,099         296,120
    Inventories ..................................................................................        192,160         124,188
    Refundable income taxes ......................................................................        179,592         179,603
    Deferred income taxes ........................................................................        152,579         152,579
    Loans receivable - officer ...................................................................        114,281         114,281
    Prepaid expenses and other current assets ....................................................        102,294          15,591

                                                                                                     ------------    ------------
            TOTAL CURRENT ASSETS .................................................................      5,452,102       4,991,907

PROPERTY AND EQUIPMENT, Net ......................................................................        697,036         715,833

OTHER ASSETS
     Goodwill, net ...............................................................................     10,799,489      10,938,526
     Deposits ....................................................................................         56,765          35,878
                                                                                                     ------------    ------------
         TOTAL OTHER ASSETS ......................................................................     10,856,254    $ 10,974,404
                                                                                                     ------------    ------------
                                                     TOTAL ASSETS ................................   $ 17,005,392    $ 16,682,144
                                                                                                     ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank credit line payable ....................................................................   $    298,666    $    297,775
     Current portion of long-term debt ...........................................................         60,512          60,512
     Notes payable to officers ...................................................................      3,500,000       3,500,000
     Income taxes payable ........................................................................        744,888       1,045,343
     Accrued salaries, vacation and payroll taxes ................................................        653,413         378,771
     Cash overdraft ..............................................................................              -          69,437
     Accounts payable ............................................................................      1,144,371         676,088
     Accrued expenses ............................................................................        286,662               -
     Accrued interest ............................................................................         77,362          77,363
     Other current liabilities ...................................................................              -         171,063
                                                                                                     ------------    ------------
            TOTAL CURRENT LIABILITIES ............................................................      6,765,874       6,276,352

LONG-TERM DEBT, net of current portion ...........................................................         81,540          96,266
DEFERRED TAX .....................................................................................         73,907          73,907


STOCKHOLDERS' EQUITY
     Common stock, $.01 par value; authorized - 40,000,000
        shares; issued and outstanding - 20,054,946 shares .......................................        200,549         200,549
     Additional paid-in capital ..................................................................     10,558,454      10,558,454
     Accumulated deficit .........................................................................       (674,932)       (523,384)
                                                                                                     ------------    ------------
            TOTAL STOCKHOLDERS' EQUITY ...........................................................     10,084,071      10,235,619
                                                                                                     ------------    ------------

                                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................   $ 17,005,392      16,682,144
                                                                                                     ============    ============


          See accompanying Notes to Consolidated Financial Statements.

                           COMC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three Months Ended
                                                       March 31,

                                                  1999              1998
                                                  ----------------------
                                               (Unaudited)       (Unaudited)

REVENUES ..................................   $  5,114,284    $    570,838

COST OF REVENUES ..........................      3,649,891         309,650
                                              ------------    ------------


GROSS PROFIT ..............................      1,464,393         261,188

OPERATING EXPENSES ........................      1,525,294         246,011
                                              ------------    ------------


INCOME (LOSS) FROM OPERATIONS .............        (60,901)         15,177

OTHER INCOME (EXPENSE)

     Interest income ......................          1,639             219
     Interest expense .....................        (95,169)         (4,276)
     Miscellaneous Income .................          2,883               -
                                              ------------    ------------
       TOTAL OTHER INCOME (EXPENSE) .......        (90,647)         (4,057)


NET INCOME (LOSS) .........................   $   (151,548)   $     11,120
                                              ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING ...................     20,054,946      12,498,107
                                              ============    ============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE   $      (0.01)   $       0.00
                                              ============    ============


         See accompanying Notes to Consolidated Financial Statements.

                           COMC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                            Three Months Ended
                                                                                                                 March 31,
                                                                                                        1999                  1998
                                                                                                     ---------            ---------
                                                                                                    (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss) ...................................................................          $ (151,548)            $ 11,120
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
              Depreciation and amortization...............................................             190,422                9,731
              Changes in operating assets and liabilities:
                (Increase) decrease in:
                  Accounts receivable and unbilled revenue................................            (589,418)             (78,454)
                  Inventories ............................................................             (67,971)              44,416
                  Prepaid expenses and other current assets ..............................             (86,692)             (31,961)
                Increase (decrease) in:
                  Accounts payable and accrued expenses ..................................             858,523              (42,593)
                  Customer's deposit .....................................................                   -             (156,880)
                  Income taxes payable ...................................................            (300,455)                 -
                                                                                                     ---------            ---------
                  NET CASH USED IN OPERATING ACTIVITIES ..................................            (147,139)            (244,621)
                                                                                                     ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment .................................................             (32,589)                --
     Deposits ............................................................................             (20,886)               5,810
     Loans receivable - officer ..........................................................                  -               (14,910)
                                                                                                     ---------            ---------
                  NET CASH USED IN INVESTING ACTIVITIES ..................................             (53,475)              (9,100)
                                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings from bank credit line ....................................................                   -              170,000
     Cash overdraft ......................................................................             (69,437)              15,027
     Principal payments on short-term and long-term borrowings ...........................             (13,836)             (13,102)
                                                                                                     ---------            ---------
                  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ....................             (83,273)             171,925
                                                                                                     ---------            ---------

NET INCREASE (DECREASE) IN CASH  AND CASH EQUIVALENTS ....................................            (283,887)             (81,796)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........................................           1,018,534               85,082
                                                                                                     ---------            ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD .................................................           $ 734,647            $   3,286
                                                                                                     =========            =========

CASH PAID FOR:
    Interest .............................................................................           $  95,169            $   4,276




         See accompanying Notes to Consolidated Financial Statements.

                           COMC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

         The interim consolidated financial statements presented have been prepared by COMC, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 1999 and 1998, (b) the financial position at March 31, 1999 and (c) the cash flows for the three months ended March 31, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

         The consolidated balance sheet presented as of December 31, 1998 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB and the Company's Form 8-K and 8-KA filed on August 31, 1998 and November 2, 1998 respectively.

Item 2.  Management Discussion and Analysis of Financial Condition and Results
           of Operations

          This report contains certain statements of a forward-looking nature relating to future performance of the Company. Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially.

Overview

COMC, Inc. ("COMC" or the "Company") designs, implements, supports and manages telecommunication and voice equipment, computer network systems, and premise wiring for healthcare organizations, financial institutions, and the entertainment sector. The Company's services include the purchase, delivery, installation and maintenance of voice and data equipment. Service-related revenues, maintenance and client outsourcing services, through its wholly owned subsidiary, ICF Communications Solutions Inc. ("ICF"), represents the majority of total revenues. The remaining revenue consists primarily of the installation of third-party hardware. The Company's gross margin varies significantly depending on the percentage of service revenues versus revenues from the sale and installation of products (with respect to which the Company obtains a lower margin). For its major customers, the Company typically provides these services under contracts with one or more years in duration.

Under an acquisition and consolidation strategy, COMC intends to build its operations and to expands its presence primarily in the high growth markets of Los Angeles, San Francisco and San Diego California; Phoenix, Arizona; Las Vegas and Reno, Nevada; Dallas and Houston, Texas.

Results of Operations

The Company's revenues were $5,114,284 and $570,838 for the quarters ended March 31, 1999 and 1998, respectively, representing an increase of 796%. This increase was due primarily to the merger with ICF which merged with COMC on August 17, 1998.

Cost of revenues was $3,649,891 and $309,650 for the quarter ended March 31, 1999 and 1998, respectively, representing an increase of 1,079%. This increase was primarily due to the merger with ICF. Gross margin decreased to 29 % for the quarter ended March 31, 1999 from 46% for the quarter ended March 31, 1998.

Operating expenses $1,525,294 and $246,011 for the quarter ended March 31, 1999 and 1998, respectively, representing an increase of 520%. This increase was primarily due to the merger with ICF.

Depreciation and amortization expenses were $190,422 and $9,731 for the quarter ended March 31, 1999 and 1998, respectively. This increase was primarily due to the amortization of goodwill resulting from the merger with ICF. The Company expects that depreciation will continue to increase in dollar terms as a result of additional investments in capital equipment required to support the anticipated growth in the Company's business.

Other expense was $90,647 and $4,057 for the quarter ended March 31, 1999 and 1998, respectively, representing an increase of 2,134%. This increase was primarily due to increased interest expense related to notes payable to the selling stockholders of ICF.

Liquidity and Capital Resources

Cash and cash equivalents amounted to $734,647 at March 31, 1999. For the three months ended March 31, 1999, cash used in operating activities was $147,139 which resulted primarily from an increase in the Company's investment in accounts receivables of $589,418, and the payment of income tax payable to the Internal Revenue Service ("IRS"), of $300,455 as hereinafter described.

For the three months ended March 31, 1999, cash used in investing activities was $53,475, as a result of purchases of equipment of $32,589 and deposits of $20,886.

The Company has a $250,000 term loan agreement with a bank, principal payable in a monthly installment of $4,167 and interest at the bank's prime rate plus 2.5%. The note matures on April 15, 2001 and has an outstanding balance of $104,167 as of March 31, 1999. The Company has a revolving credit agreement available for $300,000 with the same bank. Interest is at the bank's prime rate plus 2.5% and as of March 31, 1999 the outstanding balance was $298,666.

At March 31, 1999, the Company had working capital deficiency of $1,313,772. This includes $744,888 of income taxes payable. The income tax payable is the result of a change in accounting policy from cash to accrual based accounting at ICF. In January of 1999, the IRS approved the Company's request to pay in installments requiring monthly payments of $100,000 plus interest and penalties until the total amount is paid in full. The Company has not entered into any negotiations with the State of California. The current liabilities also include $3,500,000 in notes payable to stockholders, who are former stockholders of ICF. The Company is under current negotiations to restructure the terms and conditions of all notes currently in default and outstanding. The Company has reached a preliminary understanding with the holders of these notes to extend the term of the notes into a three-year note payable in lump sum amount at the end of the third year. Interest accruing at 10% per annum will be payable monthly.

The Company intends to recapitalize its balance sheet and shift some of the current liabilities to long term obligations. The Company is currently in discussions with a financial institution to secure up to $5 million in senior debt financing ("Senior Debt Facility"). It is contemplated that the Senior Debt Facility will be secured by substantially all of the assets of the Company and will contain customary covenants and restrictions. The Company intends to use the Senior Debt Facility for: i) the balance of income tax payable due the Internal Revenue Service; and ii) working capital purposes including additional acquisition financing. There can be no assurance that the Company can secure this Senior Debt Facility.

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

                  The Company has converted almost all of its information systems to be Year 2000 compliant. To date, the Company has incurred approximately $140,000 and it believes that approximately $8,500 will be incurred during the fiscal year 1999 to complete the information system conversions. Although the Company expects, based on currently available information, that any additional expenditures that may be required in connection with Year 2000 conversions will not be material, there can be no assurance in this regard. The Company believes that certain of its customers may be impacted by the Year 2000 problem, which could in turn affect the Company. Currently, the Company cannot predict the effect of the Year 2000 problem on entities with which it transacts business and there can be no assurance it will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. The Company will be formulating a contingency plan to address the possible effects of any of its customers experiencing Year 2000 problems.

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

                            COMC, INC.

                                By: /s/ John Ackerman

                                   John Ackerman, Chairman and CEO

Dated:  May 19, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of May 19, 1998 by the following persons on behalf of Registrant and in the capacities indicated.

                                 /s/ John Ackerman

                                (Principal Financial and Accounting Officer)