Form 10QSB
period 1999-06-30
COMC INC
filed 1999-08-16
CIK 754568

                     THE SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1999

        / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO __________

                           Commission File No. 0-16472

                                   COMC, INC.
             (Exact Name of Registrant as Specified in its Charter)

                Illinois                             36-3021754
     -------------------------------     -----------------------------------
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
      incorporation or organization)

                              400 N. Glenoaks Blvd.
                            Burbank, California 91502
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (818) 556-3333
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter Period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.
Yes /X/  No / /

The number of shares outstanding of Registrants Common Stock as of July 30, 1999, was 20,054,946.

Transitional Small Business Disclosure Format.  Yes / /  No /X/

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           COMC, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  June 30,   December 31,
                                                                                    1999         1998
                                                                                 ---------    ---------
                                                                                (Unaudited)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents .............................................  $    886,114   $1,018,534
    Accounts receivable, net of allowance for doubtful accounts of
        $273,098 at June 30, 1999 and $276,900 at December 31, 1998........     2,717,736    3,091,011
    Unbilled revenue ......................................................       642,208      296,120
    Inventories ...........................................................       196,227      124,188
    Refundable income taxes ...............................................        13,092      179,603
    Deferred income taxes .................................................       152,579      152,579
    Loans receivable - officer ............................................       119,281      114,281
    Prepaid expenses and other current assets .............................        66,262       15,591
                                                                             ------------   ----------
            TOTAL CURRENT ASSETS ..........................................     4,793,499    4,991,907

PROPERTY AND EQUIPMENT, Net ...............................................       646,672      715,833

OTHER ASSETS
     Goodwill, net ........................................................    10,660,441   10,938,526
     Deposits .............................................................        54,158       35,878
                                                                             ------------   ----------
         TOTAL OTHER ASSETS ...............................................  $ 10,714,599   10,974,404
                                                                             ------------   ----------
                                    TOTAL ASSETS ..........................  $ 16,154,770  $16,682,144
                                                                             ============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank credit line payable .............................................     $ 303,853    $ 297,775
     Current portion of long-term debt ....................................       112,500       60,512
     Notes payable to officers ............................................     3,500,000    3,500,000
     Income taxes payable .................................................       600,171    1,045,343
     Accrued salaries, vacation and payroll taxes .........................       573,318      378,771
     Cash overdraft .......................................................          --         69,437
     Accounts payable .....................................................       656,668      676,088
     Accrued expenses .....................................................       133,192         --
     Accrued interest .....................................................       126,665       77,363
     Other current liabilities ............................................          --        171,063
                                                                             ------------   ----------
            TOTAL CURRENT LIABILITIES .....................................     6,006,367    6,276,352

LONG-TERM DEBT, net of current portion ....................................        25,092       96,266
DEFERRED TAX ..............................................................        73,907       73,907


STOCKHOLDERS' EQUITY
     Common stock, $.01 par value; authorized - 40,000,000
        shares; issued and outstanding - 20,054,946 shares ................       200,549      200,549
     Additional paid-in capital ...........................................    10,558,454   10,558,454
     Accumulated Deficit ..................................................      (709,599)    (523,384)
                                                                             ------------   ----------
TOTAL STOCKHOLDERS' EQUITY ................................................    10,049,404   10,235,619
                                                                             ------------   ----------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 16,154,770   16,682,144
                                                                             ============   ==========


         See accompanying Notes to Consolidated Financial Statements.

                           COMC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Three Months Ended             Six Months Ended
                                                                 June 30th                     June 30th,
                                                       ---------------------------     ---------------------------

                                                           1999            1998            1999            1998
                                                       -----------     -----------     -----------     -----------
                                                       (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

REVENUES ..........................................    $ 4,798,748     $   310,777     $ 9,913,032     $   881,615

COST OF REVENUES ..................................    $ 3,207,956     $   177,255       6,857,847         486,905
                                                       -----------     -----------     -----------     -----------

GROSS PROFIT ......................................    $ 1,590,792     $   133,522       3,055,185         394,710

OPERATING EXPENSES ................................    $ 1,462,786     $   231,139       2,988,080         477,150
                                                       -----------     -----------     -----------     -----------



INCOME (LOSS) FROM OPERATIONS ....................       $ 128,006     $   (97,617)         67,105         (82,440)

OTHER INCOME (EXPENSE)
     Interest income ..............................          2,093            --             3,732             219
     Interest expense .............................       (103,690)         (9,537)       (198,859)        (13,813)
     Miscellaneous Income .........................            176            --             3,059            --
                                                       -----------     -----------     -----------     -----------
   TOTAL OTHER INCOME (EXPENSE) ...................    $  (101,421)         (9,537)       (192,068)        (13,594)
                                                       -----------     -----------     -----------     -----------


INCOME (LOSS) BEFORE
         INCOME TAXES .............................    $    26,585     $  (107,154)    $  (124,963)    $   (96,034)

Income Taxes ......................................         61,253            --           (61,253)         --
                                                       -----------     -----------     -----------     -----------

NET INCOME (LOSS) .................................    $   (34,253)    $  (107,154)    $  (186,216)    $   (96,034)
                                                       ===========     ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING ...........................     20,054,946      12,498,107      20,054,946      12,498,107
                                                       -----------     -----------     -----------     -----------

BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE ..................................    $      --       $      (.01)    $      (.01)           (.01)
                                                       ===========     ===========     ===========     ===========


         See accompanying Notes to Consolidated Financial Statements.

                           COMC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Six Months Ended
                                                                                        June 30th,
                                                                               -------------------------
                                                                                  1999           1998
                                                                               ----------     ----------
                                                                               (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss)............................................................    $ (186,215)    $  (96,034)
     Adjustments to reconcile net (loss) to net cash used
          in operating activities:
              Depreciation and amortization................................       381,899         19,461
              Changes in operating assets and liabilities:
                (Increase) decrease in:
                  Accounts receivable and unbilled revenue.................        27,187         36,960
                  Inventories .............................................       (72,039)        35,422
                  Prepaid expenses and other current assets ...............       (50,660)       (34,217)
                Increase (decrease) in:
                  Accounts payable and accrued expenses ...................       186,558        (81,449)
                  Customer's deposit ......................................          --         (145,371)
                  Income taxes payable ....................................      (278,672)          --
                                                                               ----------     ----------
                  NET CASH USED IN OPERATING ACTIVITIES ...................        8,058        (265,228)
                                                                               ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment ..................................       (34,642)          --
     Deposits and other assets ............................................       (18,291)         5,810
     Loans receivable - officer ...........................................        (5,000)       (29,123)
                                                                               ----------     ----------
NET CASH USED IN INVESTING ACTIVITIES .....................................       (57,933)       (23,313)
                                                                               ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings from bank credit line .....................................          --          236,500
     Cash overdraft .......................................................       (69,437)          --
     Principal payments on short-term and long-term borrowings ............       (13,108)       (25,000)
                                                                               ----------     ----------
                  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .....       (82,545)       211,500
                                                                               ----------     ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................      (132,420)       (77,041)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ............................     1,018,534         85,082
                                                                               ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..................................    $  886,114     $    8,041
                                                                               ==========     ==========

CASH PAID FOR:
     Interest .............................................................    $  198,859     $   13,813
     Income taxes .........................................................    $  473,000     $     --

         See accompanying Notes to Consolidated Financial Statements.

                           COMC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

         The interim consolidated financial statements presented have been prepared by COMC, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 1999 and 1998,
         (b) the financial position at June 30, 1999 and (c) the cash flows for the six months ended June 30, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

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

         SUBSEQUENT EVENT

         On August 10, 1999, the Company entered in various agreements in connection with restructuring the Company's short-term debt due officers and entering an employment agreement with a new executive officer. The agreement to restructure Notes payable to officers in the amount of $3,500,000 modified the terms to include the extension of the maturity date for an additional three-year term at a fixed rate of 10% per annum. Concurrent with this debt restructuring and the employment of a new executive officer, the Chairman of the Company entered into an agreement to contribute 3,651,948 of his shares of the Company' common stock to provide shares under various option agreements. In connection with these agreements, the principal shareholders of the Company and the new executive officer entered into a stockholders agreement.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

         This report contains certain statements of a forward-looking nature relating to future performance of the Company. Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially.

Overview

COMC, Inc. ("COMC" or the "Company") designs, implements, supports and manages telecommunication and voice equipment, computer network systems, and premise wiring for healthcare organizations, financial institutions, and the entertainment sector. The Company's services include the purchase, delivery, installation and maintenance of voice and data equipment as well as maintenance contracts and repair work, and client outsourcing services, all through its wholly owned subsidiary acquired August 1998, ICF Communications Solutions Inc. ("ICF"), representing 100% of the company's revenue. The Company's gross margin varies significantly depending on the percentage of service revenues versus revenues from the sale and installation of products (with respect to which the Company obtains a lower margin). For its major customers, the Company typically provides these services under contracts with one or more years in duration.

Under an acquisition and consolidation strategy, COMC intends to build its operations and to expands its presence primarily in the high growth markets of Los Angeles, San Francisco and San Diego California; Phoenix, Arizona; Las Vegas and Reno, Nevada; Dallas and Houston, Texas.

Results of Operations

The Company's revenues were $9,913,032 and $881,615 for the six months ended June 30, 1999 and 1998, respectively, representing an increase of 1025%. This increase was due to the purchase of ICF by COMC on August 17, 1998. The increase in unbilled revenue is also due to the purchase of ICF by COMC. Many projects can not be billed until the project is 100% completed therefore increasing the value of unbilled revenue at any time during which these projects exist.

Cost of revenues was $6,857,847 and $486,905 for the six months ended June 30, 1999 and 1998, respectively, representing an increase of 1,308%. This increase was due to the purchase of ICF. Gross margin decreased to 31 % for the six months ended June 30, 1999 from 45% for the six months ended June 30, 1998. ICF's gross margin for the twelve months ended Dec 31, 1998 was 31%.

Operating expenses $2,988,080 and $477,150 for the six months ended June 30, 1999 and 1998, respectively, representing an increase of 526%. This increase was due to the purchase of ICF.

Depreciation and amortization expenses were $381,899 and $19,461 for the six months ended June 30, 1999 and 1998, respectively. This increase was primarily due to the amortization of goodwill of $278,096 resulting from the purchase of ICF. The Company expects that depreciation will continue to increase in dollar terms as a result of additional investments in capital equipment required to support the anticipated growth in the Company's business.

Other expense was $192,068 and $13,594 for the six months ended June 30, 1999 and 1998, respectively, representing an increase of 1,313%. This increase was primarily due to increased interest expense related to notes payable to the selling stockholders of ICF.

Liquidity and Capital Resources

Cash and cash equivalents amounted to $886,114 at June 30, 1999. For the six months ended June 30, 1999, cash used in operating activities was $8,058.

For the six months ended June 30, 1999, cash used in investing activities was $57,933, as a result of purchases of equipment of $34,642 and deposits and other assets of $18,291 and officer loan of $5,000.

The Company has a $250,000 term loan agreement with a bank, principal payable in a monthly installment of $4,167 and interest at the bank's prime rate plus 2.5%. The note matures on April 15, 2001 and has an outstanding balance of $101,988 as of June 30, 1999. The Company has a revolving credit agreement available for $300,000 with the same bank. Interest is at the bank's prime rate plus 2.5% and as of June 30, 1999 the outstanding balance was $303,853.

At June 30, 1999, the Company had working capital deficiency of $1,151,615. This includes $705,418 of income taxes payable. The income tax payable is the result of a change in accounting policy from cash to accrual based accounting at ICF. In January of 1999, the IRS approved the Company's request to pay in installments requiring monthly payments of $100,000 plus interest and penalties until the total amount is paid in full. The Company has not entered into any negotiations with the State of California. The current liabilities also include $3,500,000 in notes payable to stockholders, who are former stockholders of ICF. The Company is under current negotiations to restructure the terms and conditions of all notes currently in default and outstanding. The Company has reached a preliminary understanding with the holders of these notes to extend the term of the notes into a three-year note payable in lump sum amount at the end of the third year. Interest accruing at 10% per annum will be payable monthly.

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

                            COMC, INC.

                                By: /s/ John Ackerman
                                   ------------------
                                   John Ackerman, Chairman and CEO

Dated:  August 13, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of August 13, 1999 by the following persons on behalf of Registrant and in the capacities indicated.

                                 /s/ John Ackerman
                                 -----------------
                                 (Principal Financial and Accounting Officer)