Form 10QSB
period 1999-09-30
COMC INC
filed 1999-11-15
CIK 754568

                     THE SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1999

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

Yes /X/  No / /

The number of shares outstanding of Registrants Common Stock as of October 28, 1999, was 16,374,543.

Transitional Small Business Disclosure Format.  Yes / /  No /X/

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                          COMC, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                      September 30,   December 31,
                                                                          1999            1998
                                                                       (Unaudited)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                        $    769,158    $  1,018,534
     Accounts receivable, net of allowance for doubtful accounts of
        $273,098 at Sept. 30, 1999 and $276,900 at Dec. 31, 1998      $  3,474,098    $  3,091,011
     Unbilled Revenue                                                 $    987,641    $    296,120
     Inventories                                                      $    198,979    $    124,188
     Refundable income taxes                                          $     13,892    $    179,603
     Deferred income taxes                                            $    152,579    $    152,579
     Loans receivable from officer                                    $       --      $    114,281
     Prepaid expenses and other current assets                        $     56,509    $     15,591
                                                                      ------------    ------------
            TOTAL CURRENT ASSETS                                      $  5,652,856    $  4,991,907
PROPERTY AND EQUIPMENT, Net                                           $    600,369    $    715,833
OTHER ASSETS
     Goodwill, net                                                    $ 10,521,393    $ 10,938,526
     Capitalized costs related to Note restructuring, Net             $     21,813    $       --
     Deferred Finance charges                                         $    298,788    $       --
     Deposits                                                         $     52,602    $     35,878
                                                                      ------------    ------------
            TOTAL OTHER ASSETS                                        $ 10,894,596    $ 10,974,404
                                                                      ------------    ------------
                                                                      $ 17,147,821    $ 16,682,144
                                                                      ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank credit line payable                                         $    311,857    $    297,775
     Current portion of long-term debt                                $    115,944    $     60,512
     Income taxes payable                                             $    452,707    $  1,045,343
     Accounts payable                                                 $  1,179,176    $    676,088
     Accrued salaries, vacation and payroll taxes                     $    844,173    $    378,771
     Cash overdraft                                                   $     69,437    $       --
     Accrued interest                                                 $     29,167    $     77,363
     Other current liabilities                                        $    146,146    $    171,063
                                                                      ------------    ------------
            TOTAL CURRENT LIABILITIES                                 $  3,079,170    $  2,776,352
                                                                      ------------    ------------

LONG-TERM DEBT, net of current portion                                $     22,756    $     96,266
NOTES PAYABLE TO STOCKHOLDERS                                         $  3,500,000    $  3,500,000
DEFERRED TAX                                                          $     73,907    $     73,907
SHAREHOLDERS' EQUITY
  Common stock, $.01 par value; authorized - 40,000,000 shares;
  issued and outstanding - 20,026,491 and 16,374,543 shares           $    200,549    $    200,549
     Treasury Stock                                                   $ (1,825,974)   $       --
     Additional paid-in capital                                       $ 12,384,428    $ 10,558,454
     Additional paid-in capital - Stock Options                       $  1,533,818    $       --
     Accumulated deficit                                              $ (1,820,833)   $   (523,384)
                                                                      ------------    ------------
            TOTAL SHAREHOLDERS' EQUITY                                $ 10,471,988    $ 10,235,619
                                                                      ------------    ------------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 17,147,821    $ 13,182,144
                                                                      ============    ============


                            See accompanying notes.

                          COMC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                                 1999            1998
                                                              (Unaudited)     (Unaudited)
REVENUES                                                     $ 15,321,031    $  3,096,409

COSTS AND EXPENSES:
     Cost of revenues                                        $ 10,686,004    $  1,868,343
     Operating expenses                                      $  3,792,611    $  1,138,699
     Administrative expense                                  $  1,034,836    $       --
     Consulting expense                                      $    182,618    $       --
     Amortization of goodwill                                $    417,133    $     46,020
     Depreciation                                            $    156,031    $     42,235
                                                             ------------    ------------
            TOTAL COSTS AND EXPENSES                         $ 16,269,233    $  3,095,297
                                                             ------------    ------------

INCOME (LOSS) FROM OPERATIONS                                $   (948,202)   $      1,112
                                                             ------------    ------------

OTHER INCOME (EXPENSE):
     Interest income                                         $      7,583    $      1,463
     Interest expense                                        $   (359,181)   $    (24,717)
     Finance charge                                          $    (17,576)   $       --
     Penalties                                               $     (2,370)   $       --
     Other, net                                              $     22,297    $      3,222
                                                             ------------    ------------
            TOTAL OTHER INCOME (EXPENSE)                     $   (349,247)   $    (20,032)

LOSS BEFORE INCOME TAXES                                     $ (1,297,449)   $    (18,920)

INCOME TAXES                                                 $       --      $    154,430
                                                             ------------    ------------

NET LOSS                                                     $ (1,297,449)   $   (173,350)
                                                             ============    ============

LOSS PER SHARE                                               $       (.07)   $       (.01)

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                   19,214,947      20,026,491



                            See accompanying notes.

                          COMC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                           1999            1998
                                                        (Unaudited)     (Unaudited)

REVENUES                                               $  5,407,998    $  2,214,794

COSTS AND EXPENSES:
     Cost of revenues                                  $  3,828,157    $  1,381,438
     Operating expenses                                $  1,185,135    $    681,010
     Administrative costs                              $  1,034,836    $       --
     Consulting expense                                $    182,618    $       --
     Amortization of goodwill                          $    140,331    $     46,020
     Depreciation                                      $     52,229    $     22,774
                                                       ------------    ------------
            TOTAL COSTS AND EXPENSES                   $  6,423,306    $  2,131,242
                                                       ------------    ------------

INCOME (LOSS) FROM OPERATIONS                          $ (1,015,308)   $     83,552

OTHER INCOME (EXPENSE):
     Interest income                                   $      3,851    $      1,244
     Interest expense                                  $   (160,322)   $    (10,904)
     Finance charge                                    $    (17,576)   $       --
     Penalties                                         $     (1,178)   $       --
     Other, net                                        $     18,045    $      3,222
                                                       ------------    ------------
            TOTAL OTHER INCOME (EXPENSE)               $   (157,180)   $     (6,438)
                                                       ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                      $ (1,172,488)   $     77,114

INCOME TAXES                                           $       --      $    154,430
                                                       ------------    ------------

NET LOSS                                               $ (1,172,488)   $    (77,316)
                                                       ============    ============

LOSS PER SHARE                                         $       (.07)   $         (0)

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                             17,591,859      20,026,491



                            See accompanying notes.

                          COMC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1999 and 1998


                                                                                 1999           1998
                                                                              (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                 (1,297,449)     (173,350)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
              Amortization of goodwill                                           417,133        46,020
              Depreciation                                                       156,031        42,235
              Refundable Income taxes                                            165,711          --
              Administrative, consulting and finance charge expense            1,235,030          --
              Changes in operating assets and liabilities:
                (Increase) decrease in:
                  Accounts receivable                                         (1,074,608)     (211,632)
                  Inventories                                                    (74,791)       22,914
                  Prepaid expenses and other current assets                      (40,918)       23,674
                Increase (decrease) in:
                  Income taxes payable                                          (592,636)      105,087
                  Accounts payable and accrued liabilities                       825,940      (455,041)
                                                                              ----------    ----------
NET CASH PROVIDED BY (USED IN)  OPERATING ACTIVITIES                            (280,557)     (600,093)
                                                                              ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Cash acquired from purchase business combination                               --       1,149,296
     Cash paid to selling stockholders of ICF                                       --      (1,500,000)
     Expenses related to purchase of ICF                                            --        (135,646)
     Expenses related to market evaluation of shares                             (21,813)         --
     Deposits                                                                    (16,724)        1,923
     Loans receivable from officer                                               114,281       (46,190)
     Purchases of property and equipment                                         (40,567)      (30,773)
                                                                              ----------    ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                               35,177      (561,390)
                                                                              ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock, net of offering costs                                    --       1,424,000
     Net borrowings under line of credit                                          14,082       325,252
     Principal payments on Long-term debt                                        (18,078)      (38,893)
                                                                              ----------    ----------
NET CASH PROVIDED BY (USED IN)  FINANCING ACTIVITIES                              (3,996)    1,710,359
                                                                              ----------    ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       (249,376)      548,876
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 1,018,534        85,085
                                                                              ----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         769,158       633,961
                                                                              ==========    ==========

CASH PAID FOR:
     Interest                                                                    359,181        24,717
     Income taxes                                                                507,416        49,343


NON-CASH INVESTING AND FINANCING ACTIVITIES:
     In the quarter ended September 30, 1999, the Company granted 3,651,948 stock options, with a fair market value of $0.50 per share and an exercise price of $.08 per share. The excess of the fair market value over the exercise price of $1,533,818 consists of administrative, consulting and finance charge expense of $1,235,030 and deferred finance charges of $298,788.


                            See accompanying notes.

COMC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The interim consolidated financial statements presented have been prepared by COMC, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30, 1999 and 1998, (b) the financial position at September 30, 1999 and (c) the cash flows for the nine months ended September 30, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December 31, 1998 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's 1998 Annual Report on Form 10-KSB and the Company's Form 8-K, 8-KA and 8-K filed on August 31, 1998, November 2, 1998 and October 15, 1999, respectively.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain statements of a forward-looking nature relating to future performance of the Company. Prospective investors are cautioned that such statements are only predictions, and actual events or results may differ materially.

Overview

     COMC, Inc. ("COMC" or the "Company") designs, implements, supports and manages telecommunication and voice equipment, computer network systems, and premise wiring for financial institutions, municipalities and telecommunications companies. Through its wholly owned subsidiary, ICF Communication Solutions Inc. ("ICF"), the Company's services include the purchase, delivery, installation and maintenance of voice and data equipment, contract maintenance and repair work, as well as client outsourcing services. ICF will represent 100% of the Company's 1999 revenue. The Company's gross margin varies significantly depending on the percentage of service revenues versus revenues from the sale and installation of products (with respect to which the Company obtains a lower margin). For larger customers, the Company operates under contract with terms of one or more years in length.

Under an acquisition and consolidation strategy, COMC intends to build its operations and to expand its presence primarily in the high growth markets of the eastern and western regions of the United States.

Results of Operations

The Company's revenues were $15,321,031 and $3,096,409 for the nine months ended September 30, 1999 and 1998, respectively, representing an increase of 395%. This increase was due primarily to the inclusion of ICF (purchased in August, 1998) for nine months of operations as compared with one month in the prior comparable 1998 period. ICF's revenues for the nine months ending September 30, 1998 was $13,769,047, representing an 11% increase over the comparable nine month period in 1998. This increase was largely attributable to increased business activity within its existing customer base as well as revenue from new customers.

Cost of revenues was $10,686,004 and $1,868,343 for the nine months ended September 30, 1999 and 1998, respectively, representing an increase of 472%. This increase was due to the inclusion of ICF cost of revenues during the period. Gross margin decreased to 30% for the nine months ended September 30, 1999 from 40% for the nine months ended September 30, 1998 due primarily to differences in the classification of expenses between COMC prior to the purchase of ICF, and that of ICF. ICF's gross profits and gross margin for the nine months ended September 30, 1998 were $3,975,222 and 29%, respectively, representing an 17% increase in ICF gross profits for the comparable nine month period for 1998. The increase in gross margin was the result of an increased proportion of higher margin service revenue compared with equipment sales.

Operating expenses for the Company were $3,791,317 and $1,138,699 for the nine months ended September 30, 1999 and 1998, respectively, representing an increase of 233%. This increase was due to the inclusion of ICF operating expenses.

The Company recognized extraordinary administrative and consulting expenses of $1,034,837 and $182,618, respectively, for the nine months ended September 30, 1999 due to a grant of stock options on August 10, 1999 to a key employee and a consultant, respectively, at an exercise price below fair market value, as disclosed in the Company's 8-K dated October 15, 1999. The grant of stock options occurred simultaneously with the contribution of certain shares of the Company's common stock into treasury by an officer and director of the Company and did not increase the number of the Company's shares issued. See Debt Restructuring below.

Depreciation expenses were $156,031 and $42,235 for the nine months ended September 30, 1999 and 1998, respectively. This increase was due to the purchase of ICF. Amortization expenses were $418,427 and $46,020 for the nine months ended September 30, 1999 and 1998, respectively. This increase was primarily due to the amortization of increased goodwill from the purchase of ICF. The Company expects that depreciation will continue to increase in dollar terms as a result of additional investments in capital equipment required to support the anticipated growth in the Company's business.

Net other expense was $349,248 and $20,032 for the nine months ended September 30, 1999 and 1998, respectively, representing an increase of 1,643%. This increase was primarily due to increased interest expense related to notes payable to the selling stockholders of ICF.

Liquidity and Capital Resources

Cash and cash equivalents amounted to $769,158 as of September 30, 1999. For the nine months ended September 30, 1999, cash used in operating activities was $280,557, primarily to support an increase in accounts receivable and the payment of income tax liabilities in the period.

For the nine months ended September 30, 1999, cash used in investing activities was $79,104, as a result of purchases of equipment of $40,567, the execution of a fair market valuation analysis of the Company's stock of $21,813 and increases in deposits and other assets of $16,724. The Company's investment activities were offset by the repayment of loans to officers in the amount of $114,281 during the third fiscal quarter.

As of September 30, 1999, the Company had a term loan agreement with a lending which had an outstanding balance of $108,559. The Company also had a revolving credit agreement with an outstanding balance of $311,857. On October 5, 1999, the Company refinanced these loans, along with certain federal income and state franchise taxes payable in the amount of $452,707, with a new two-year, $3,000,000 line of credit facility priced at Prime rate plus 2% per annum from a new lending institution.

At September 30, 1999, the Company had net working capital of $2,573,686. Notes payable in the amount of $3,500,000 to stockholders, who are the former owners of ICF, was restructured on August 10, 1999 into three-year, interest-only notes, with a fixed rate of interest of 10% per annum. At that time, these notes were reclassified as long term liabilities.

The Company intends to continue its search for additional merger and acquisition candidates that will expand its existing markets in related products and services, as well as additional equity and debt capital to support the purchase of these acquisitions. The Company has depended on a few large customers for the majority of its revenue to date. A loss of any one could have a material adverse effect on the Company's liquidity. Due to the quality of the Company's major customers, the collection of account receivables has not been a problem.

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

Debt Restructuring

     As part of an overall restructuring of certain Company debt obligations to two of its officers and directors, the Company entered into a series of agreements on August 10, 1999. The agreements which the Company entered into as of August 10, 1999, may be summarized as follows: (i) two separate loan agreements pursuant to which the Company restructured its debt obligations to William M. Burns and Charles E. Lincoln and extended the re-payment term of these debt obligations to August 10, 2002; (ii) two separate promissory notes, pursuant to which the Company memorialized its obligation, as restructured, to repay a total of $1,750,000 to Mr. Burns and $1,750,000 to Mr. Lincoln; (iii) an employment agreement with Mr. Burns, pursuant to which the Company agreed to employ Mr. Burns for a term of two years as the Company's Secretary and Chief Operations Officer, and President of ICF; (iv) an employment agreement with Mr. Lincoln, pursuant to which the Company agreed to employ Mr. Lincoln for a term of two years as the Company's President, and CEO of ICF; (v) nine separate Stock Purchase Agreements, pursuant to which various accredited investors acquired a total of 1,015,000 shares of Common Stock from John J. Ackerman, the Chairman and of the Company; (vi) a Contribution Agreement by and between the Company and Mr. Ackerman pursuant to which Mr. Ackerman contributed 3,651,948 outstanding shares of Common Stock to the Company in order to fund options granted by the Company to Messrs. Burns, Lincoln and Christopher Smith, and Gramercy National Partners, LLC; (vii) four separate stock option agreements, pursuant to which Messrs. Burns, Lincoln, Smith, and Gramercy were granted options to acquire a total of 3,651,948 shares of Common Stock; (viii) a Registration Rights Agreement, pursuant to which the Company granted certain registration rights to Messrs. Burns, Lincoln and Smith, and certain other accredited investors with respect to their shares of Common Stock; (ix) a Stockholders Agreement by and between the Company, Burns Family Trust, Lincoln Family Trust, and Messrs. Ackerman and Smith; (x) an employment agreement with Mr. Smith, pursuant to which the Company agreed to employee Mr. Smith for a term of two years as the Company's Chief Financial Officer and Executive Vice President of ICF.

Based upon the above referenced transactions, the total number of Company shares issued and outstanding decreased from 20,026,491 to 16,374,543, and a total of 3,651,948 shares are now held in treasury.

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

          Not Applicable

Item 5.   Other Information

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K

     On October 15, 1999, the Company filed an 8-K report regarding a debt restructuring and other agreements entered into on August 10, 1999 as more fully described above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            COMC, INC.

                                By: /s/ Christopher Smith
                                   ------------------------
                                   Christopher Smith, Chief Financial Officer

Dated:  November 15, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of November 15, 1999 by the following persons on behalf of Registrant and in the capacities indicated.

                                 /s/ Christopher Smith
                                 -----------------------
                                 (Principal Financial and Accounting Officer)