Form 10KSB
period 1999-12-31
COMC INC
filed 2000-04-27
CIK 754568

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Fiscal Year ended:     December 31, 1999      Commission File Number 0-16472
                           -----------------                             -------


                                   COMC, INC.
             (Exact Name of Registrant as Specified in its Charter)


             Illinois                                   95-4628378
  --------------------------------       ---------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
  incorporation or organization)


2840 Howe Road, Suite D
Martinez, California                                            94553
-----------------------------------------                     -----------------
(Address of Principal Executive Offices)                        (Zip Code)

Registrant's telephone number,
including Area Code:                                            (925) 335-4000
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes x No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

         The aggregate market value of the 5,342,591 shares of voting common stock held by non-affiliates of the registrant as of April 14, 2000 (based upon the average bid and asked prices of such shares) was approximately $9,181,242.

         The number of shares outstanding of Registrant's Common Stock as of March 31, 2000: 19,401,491 (of which 3,564,987 are held in treasury for the exercise of stock options)

Certain matters discussed herein may constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities the market and statements regarding the Company's mission and vision. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements.

                                     PART I

ITEM 1.  DECRIPTION OF BUSINESS

DESCRIPTION OF BUSINESS

         COMC, Inc. ("COMC", the "Company", "we", or "us") is a technology service company in the telecommunications industry with a rapidly expanding national geographic service coverage area. We design, implement, support and manage LAN/WAN computer network systems, voice communication network systems, and premise wiring for both data and voice. In addition, we distribute and maintain equipment on behalf of major telecommunication equipment manufacturers. Our target clients are primarily Fortune 1000 sized enterprises demanding the highest level of service under project, master and general maintenance contracts to support their complex and growing national voice and data network systems. In servicing these customers, we must provide highly trained and experienced technicians and design engineers on a rapid-response basis to meet our customers telecommunications planning, design, installation, maintenance and emergency needs. As these and other companies continue their geographic growth, technological expansion and communications modernization, we will provide them with design, product, maintenance and personnel on a turnkey, outsource basis.

         In addition to the services described above, our Recruitment Services division is providing our customers with permanent and temporary technical professional recruitment and placement services to fill their internal staffing needs.

         Our assets are our employees. Our investments are in our employees. While we do not design or take the research and development risk borne by the manufacturers of the equipment we service, we continue to invest in the latest training and certification for the networks we support for data products designed by Cisco Systems, Inc., Lucent Technologies, Inc., Bay Networks (a division of NorTel Networks) and 3Com, as well as voice products by Lucent Technologies, Inc. and NorTel Networks, Inc.

         To date, our target customers have included banking and financial institutions, insurance companies, pharmaceutical companies and healthcare organizations, as well as municipalities. Having refocused our sales and marketing team in 1999, we are additionally targeting competitive local exchange carriers ("CLEC").

         1999 was a year of integration and rebuilding for us. We reported 1999 revenue, EBITDA and net losses of $21.1 million, $1.5 million and $10.6 million, respectively. This was up significantly from reported 1998 revenue, EBITDA and net losses of $7.9 million, $271,400 and $330,900, respectively. 1998 reflected only four months of operations from the acquisition of ICF Communication Solutions, Inc. ("ICF") our wholly-owned subsidiary, in August 1998. ICF represented 100% of the Company's revenue in 1999.

         Matt Burns, one of the former co-owners of ICF, is now the President and Chief Executive Officer of ICF and a member of our Board of Directors. Charles Lincoln, the other former co-owner of ICF, is now our President and CEO and a member of our Board of Directors. John Ackerman is the Chairman of our Board of Directors, as well as the Board of Directors of ICF. Christopher Smith joined our executive management team in August 1999 as our Chief Financial Officer and is a member of our Board of Directors. Mr. Smith will lead our acquisition strategy and will be in charge of our financial management. Mr. Smith is also Executive Vice President of ICF. Mr. Smith comes to us with over fifteen years of investment banking, financial management and management consulting experience. Messrs. Burns, Lincoln and Smith are the core of our operating management team and will be responsible for driving internal growth and acquisition integration.

         We plan to make several additional acquisitions of both data and voice service/outsourcing businesses, as well as data network consulting and service companies in key markets. We are currently in discussions with several regional voice and data networking companies regarding possible acquisitions. We anticipate financing our acquisitions with a combination of bank debt, seller financing and common stock.

Industry and Market Opportunities

         We believe that we are uniquely positioned to take advantage of the numerous changes and developments in the communications industry described above, as well as the following anticipated changes and developments described immediately below:

o    Innovations in Technology

     Technological innovations are increasing both the supply of and demand for high-bandwidth telecommunications transmission capacity while also driving increased integration in voice and data networks. Innovations in optics technologies, consisting of both higher quality fiber optic cable and improved transmission electronics, have increased the capacity and speed of advanced fiber optic networks while decreasing the unit cost of transmission. This increased capacity and speed, combined with continuing advancements in microprocessor power, has resulted in the development of bandwidth-intensive applications, growth in Internet usage and increases in the number of network users.

o    Increasing Demand for Communications Services

     We believe that there is and will continue to be significant growth in demand for long distance data, Internet, voice and video services. The increase in computing power, number of computers networked over the Internet, and connection speeds of networked computers are driving tremendous increases in communications use for Internet and data services. Prices for cellular and long distance voice services have decreased, resulting in increased demand for these services. In addition, cost savings and network efficiencies are driving demand for more robust voice and data network equipment. We believe video conferencing, digital television and other multimedia applications being developed will continue to increase demand for bandwidth.

o    Increasing Demand for Outsourced Service

         With the rapid increases in demand for communications services, the acceleration of technologies, the tightening labor market for technical personnel and the growing cost of information technology/information systems ("IT/IS"), we are experiencing a growing demand for outsourcing and communications infrastructure personnel from our targeted clients, large and small. It is becoming increasingly cost beneficial for clients to contract for their services and personnel, versus managing these teams in-house. By retaining project and administrative management in-house and sub-contracting their voice and data network maintenance and emergency response, installations and conversion projects, our clients can better manage their costs.

o    Deregulation Within the Communications Industry.

     Around the world, the communications industry is experiencing liberalization. In the U.S., the long distance market became highly competitive in the 1980s following the break up of AT&T, and the Telecommunications Act was designed to open local markets to competition. New companies have formed to compete for markets that have been traditionally dominated by a very small number of larger providers. Distribution channels have become more fragmented as the barriers of entry have been removed and new companies are emerging with new technologies to challenge the historic gatekeepers of the communications infrastructure. These emerging companies will need distributors and service providers for their new hardware and software products. Interconnect service providers of data and voice are leveraging their customer base to provide these companies with a new full service, vendor-neutral channel.

o    Increasing Specialization Within the Communications Industry.

     We believe industry specialization will continue to occur as communications companies focus on their core competencies and outsource non-core activities. In the interconnect markets, we believe that equipment manufacturers will increasingly divest their service business units and service providers will expand beyond their sole equipment manufacturer's representation to become more vendor-neutral and client focused. We believe that this creates a tremendous opportunity for a communications service provider such as COMC, which we believe we are well positioned to take advantage of.

Background

         We were incorporated in December of 1978, in the State of Illinois, under the name Automedix Sciences, Inc. Initially, our purpose was to research and develop medical technologies for the treatment of cancer and other medical conditions. In the Spring of 1992, Automedix ceased operations due to the fact that we were unable to raise capital to continue clinical trials with respect to a medical device for cancer treatment that Automedix designed. As a consequence, our then Board of Directors began to investigate the possibility of a new business direction and to search for viable acquisition or merger candidates that would enable us to maximize value to our shareholders. In November of 1996, we consummated the acquisition of Complete Communications, Inc., a California corporation ("CCI"). At the time, CCI was primarily engaged in the business of providing computer network and telephone system services, which included the design and installation of such networks and systems. As consideration for the acquisition of CCI, we issued 10,000,000 shares of our Common Stock to John Ackerman, the sole shareholder of CCI. As a result of this transaction, Mr. Ackerman owned 80% of our securities. In connection with this transaction, we changed our name to COMC, Inc.

         In August of 1998, we acquired ICF, a California corporation based in Martinez, California. At the time that we acquired ICF, ICF was a telephone service provider with operations that focused on the Bay Area and the western United States. ICF's operations focused on the design, installation, maintenance, and servicing of data and voice networks. ICF's customer base included primarily large financial institutions as well as municipalities located in the greater San Francisco area. Our acquisition of ICF was part of our strategy to expand operations and revenues through acquisitions of small and mid-sized companies that generate most of their revenues through maintenance service contracts, and that are strategically located in high growth markets, such as the western and southwestern United States. ICF has become our base of operations and the source from which all of our revenues are generated. CCI's customer base was absorbed by ICF effective August of 1998.

ICF Communication Solutions

         Through ICF's interconnect services division, we provide voice communications and data network design, equipment sales, installation, systems integration consulting, and maintenance to Fortune 1000 size companies and municipalities. In addition, through ICF's Recruitment Services division, we provide technical employee recruitment, leasing and permanent placement services.

         Founded in 1989 to provide telephone systems and services to Bank of America, ICF is currently servicing in excess of 250 customers at over 4,000 customer location sites. ICF employs over 150 service professionals and is headquartered in Martinez, California. ICF has additional sales and service offices in Burbank, Fresno, and Santa Rosa, California, as well as Houston, Texas, and Phoenix, Arizona.

         Our expertise in voice communications and data networks permits us to offer customers a wide range of professional services, including network planning, design, implementation, management, maintenance and optimization. Our broad range of distribution of various voice and data equipment manufacturers allows us to serve our customers as a vendor-neutral, single-source provider of communications equipment and service.

         Through ICF, we currently market our products in the following industry segments or arenas:

o    Banking, Insurance and Financial Services

o    Federal, State and Local Government Agencies
o    Local and Higher Education
o    Healthcare, Medical, and Pharmaceutical institutions
o    Retail and Service Companies

         From its inception, ICF has provided statewide and nationwide support for such clients as Bank of America, Wells Fargo Bank, the University of California-Berkeley, Orchard Supply Hardware, County of Sonoma and the City of El Monte.

         Through ICF we distribute the products and services of a number of leading communications suppliers. In voice systems, we are an authorized dealer for Lucent Technologies, NorTel Networks, and NEC, but also sell and support Toshiba, VSR and T-Metrics. In data systems, we sell and support Cisco Systems, Lucent Technologies, Bay Networks, and 3Com. In wiring systems, we sell and support Lucent, IBM, Siemens, Krone-Belden and Ortronics. By offering equipment from a variety of vendors, we can provide businesses with tailored, scalable solutions.

         In 1996, ICF created a Recruitment Services division to provide ICF's clients with short- and long-term technical consultants, as well as permanent placement of technical personnel. We specialize in telecommunications and information systems personnel placements on a national basis, particularly in the areas of telecom design, administration and maintenance, application development, project management, operations, facilities engineering, technical sales and marketing.

         Approximately $16.3 million and $6.0 million of revenues were recorded for data and voice services during 1999 and 1998, respectively. Approximately $4.8 million and $1.9 million of revenues were recorded for Recruitment Services placement fees during 1999 and 1998, respectively.

Sales and Marketing

         We believe that we have built a strong base of Fortune 1000 corporations as clients. The 500 largest U.S. companies generally have annual budgets that range between $1 million and $100 million for the purchase of voice and data products and services to support national and regional internal operations, as well as achieve efficiencies and cost savings. Other clients we target have budgets ranging from $300,000 to $1 million per year.

         We believe that long-term relationships based on quality customer service, short response time and competitive pricing are the most effective way of attaining our business objectives. Presently, we are balancing the expansion of our client base through a more targeted solicitation of new clients in our existing geographic markets, as well as strategic acquisitions into new geographic markets. Through a proactive campaign we will also cross-market telecommunication services with our clients in an attempt to capture a larger share of our clients' business. Our plan is to establish cross-marketing agreements with certain local and long distance carriers, hardware and software development companies, electrical service suppliers and custom data network consulting firms.

         We work with our clients to transition their communications departments from in-house personnel to outsourcing whenever possible. Unlike other competitors, we focus on large corporations that have diversified needs and substantial pent up demand to outsource their maintenance and service requirements.

         Our sales personnel are divided between local office sales calls to coordinated National Account sales programs. Where local sale personnel rely on relationships and leads, National Account sales personnel approach the Fortune 1000 customer or municipality as a team, including design engineers and project managers. We intend to hire additional sales personnel to meet our growing local and national sales efforts. We hope to increase the size of our sales force significantly through acquisitions as well as an aggressive hiring campaign. It is anticipated that such sales personnel will be compensated strictly on a commission basis utilizing leads generated through referrals, periodic mailings, telemarketing and cold calls. We believe that building market share through direct sales, cross-fertilization of services as well as mergers and acquisitions will be an effective strategy for growth in the short term.

         Services rendered to our clients are performed primarily under master contracts. Each master contract contemplates hundreds of individual construction and maintenance projects valued generally at less that $100,000 each. These contracts typically are awarded on a competitive bid basis. We also have contracts similar to master contracts with certain other clients. In addition to services rendered pursuant to master contracts, we provide construction and maintenance on individual projects awarded on a competitive bid basis. While such projects are generally substantially larger than individual projects covered by master contracts, such projects typically require the provision of services similar to those rendered under master contracts. Master contracts may extend for between one and three years. Service agreements are generally cancelable by the customer at any time.

         Our client relationships are with senior executives, chief information or technology officers, IT/IS managers, or customer purchasing departments. With our larger customers, we are often one of a few preferred vendors. Once on a preferred vendor list, our sales personnel are eligible to work directly with project managers or in-house consultants for additional work orders.

         To date, most of our business has been generated through referrals, personal sales calls, direct mailings and telemarketing. However, we intend to expand our marketing efforts to include:

o improved graphic user interface and development of an advertising presence on the World Wide Web;
o solicitation from manufacturers for on-line advertising and promotional plans;
o    trade magazine advertising; and,
o    regular participation in user group conferences and business trade shows.

         In addition, we will attempt to increase our client base by an aggressive pricing policy and by acquiring additional distributors thereby broadening our product offering. We also intend to add technicians qualified to service these new products and services and increase our flexibility in both pricing and in service offerings.

Products and Services

         We provide a comprehensive array of communications products and services. Our products and services fall into three categories:

o    Professional Services
o    Network Service and Equipment Sales
o    Recruitment Services

         Professional Services. We design, build and operate advanced voice, data and integrated networks. We plan to leverage our technical and recruiting expertise to provide additional professional service offerings including outsourcing, advanced call center applications, network engineering and network consulting. We will continue to expand these services as client demand for advanced communications solutions continues to grow.

         We employ highly skilled network engineers with an expertise in data as well as integrated voice and data networking. Our Network Engineering group designs networking solutions, implements those solutions and provides ongoing operational support utilizing standard technologies. We also provide engineers on a fee-for-service basis for clients who seek to augment their own resources. We are actively recruiting additional engineers to service our expanding client base.

         Our network consultants coordinate the operational plans of our clients with their existing network capacity and capability in order to determine the communications environment necessary to meet their business needs. Our consultants provide a complete analysis of existing network status and predict the impact of future changes on a network and also develop sophisticated Internet applications.

         Network Service and Equipment Sales. We provide service, maintenance and support for our clients' growing data and voice communications networks, as well as sell and install data and voice communications equipment. We maintain and service our clients' networks primarily through annual maintenance plans or through project-specific plans based on time and materials. We can remotely monitor and manage the voice and data equipment and network connectivity of our customers 365 days a year, 24 hours a day through our advanced network management center.

         We also design, build and operate data networks, integrated voice and data networks and computer telephony integration. To meet our clients' needs, we evaluate technologies such as Internet protocol, frame relay, DSL and ATM, and then select, integrate and deploy the appropriate routers, switches, access devices and other required equipment. The networks we build range from small local area networks (LAN's) supporting less than 50 users to wide area networks (Wand's) supporting thousands of users and multiple technologies.

         We offer our clients a variety of voice telephone and video equipment for the office environment. We also install, configure and integrate all of the equipment we purchase on behalf of clients, primarily telephones, switches, lines and computer servers. The voice systems range from between 15 and 50,000 internal telephone lines. This equipment includes PBX and key systems, building wiring, call centers, voice mail systems and premise (as opposed to mobile) wireless systems. We have the capability to install all connection lines including twisted pair copper (Cat III, V and VII), ISDN, coaxial cable and fiber optic, but often sub-contract this activity as well as any electrical wiring needs a client may have in connection with the installation of our equipment. However, we intend to bring more of this activity in-house.

         Recruitment Services Group. Our Recruitment Services group provides our clients with short- and long-term technical consultants, as well as permanent placement of technical personnel. We specialize in telecommunications and information systems industry nationwide placements, particularly in the areas of telecom design, administration and maintenance, application development, project management, operations, facilities engineering, technical sales and marketing. We recruit our candidates from a variety of sources utilizing our own web site, electronic and print employment bulletin boards, cold calling and recruiter networking. Approximately 80% of our Recruitment Services revenues are from leasing employees on a temporary basis to our clients and 20% of our Recruitment Services revenues are from permanent placement fees.

Vendor Relationships

         We have agreements with the voice and data equipment manufacturers listed immediately below.

o Lucent Technologies - authorized dealer since 1/98; entire voice and data product lines;
o NorTel Networks - authorized distributor since 1/94; products have changed to Meridian from Norstar lines;
o Cisco Systems - authorized distributor since 1/97; entire product line including switches and routers;
o    Bay Networks - NorTel Networks data subsidiary product lines;
o NEC - authorized distributor since 1/94; entire voice and data network product line; and,
o 3Com - authorized distributor since 1/97; entire product line including NIC cards, HUB's and routers.

         Our agreements with the above-referenced voice and data equipment manufacturers provide for the distribution, resale or integration of products, and/or acting as agents for these equipment manufacturers. Normally, we receive volume purchase discounts on these manufacturers' products or service. We estimate that revenues based on service and equipment sales of Lucent and NorTel products accounted for approximately 46% and 42%, respectively, of our data and voice revenues of $16.3 million in 1999, and approximately 36% and 33% of our total revenues.

Customers

         We currently support approximately 250 clients at over 4,000 of their customer sites across a broad range of industries, including banking, retail distribution and manufacturing, as well as educational, local and federal governmental and non-profit institutions. Our clients consist primarily of Fortune 1000 sized companies with employees and workstations between 10,000 and 100,000. In 2000, we will also focus on small to medium sized customers with employees and workstations between 50 and 10,000. We believe that our high level of customer service has and will continue to enable us to capture an increasing portion of each of our clients' communications budget in the future.

         Our current customers include Bank of America, Wells Fargo Bank, Bank of the West, the Good Guys, The University of California-Berkeley, Orchard Supply Hardware, The City of El Monte, City of Upland, Burbank

Unified School District, Blue Cross, Western Carlson Design and Ameriflight. We also have subcontract relationships with Southwestern Bell, Lucent Technologies, Ameritech, Williams Communications, and Sprint Communications.

         In 1999, the City of Los Angeles contract which was operating on a month to month basis from February to November of 1999 was not renewed. During 1999, we recognized appoximately $1.6 million in revenue from the City of Los Angeles contract. Also, in February of 2000, we were informed by the County of Sonoma that we would no longer provide service maintenance after May of 2000. During 1999, we recognized approximately $1.8 million in revenue from the relationship. We believe that the revenue and contribution profits lost from these clients will be offset by the growth in revenues and contribution profit from our existing clients, and further offset by new clients.

Employees

         As of December 31, 1999, we employed 169 persons at a total of six different sales and service locations throughout the U.S. Of these 169 persons, four were executive officers, 144 were technicians, six were engineering personnel, six were engaged in sales, and nine were engaged in administrative and clerical activities. None of our employees were represented by a union or collective bargaining agreement, and we have not experienced any work stoppages.

         In November 1999, our Board of Directors determined that it was in the best interests of COMC to adopt the COMC, Inc. 1999 Stock Option Plan (the "1999 Plan"). The 1999 Plan was adopted by our Board of Directors on November 30, 1999, and 240,000 shares of our common stock were reserved for issuance under the 1999 Plan. Our Board of Directors plans to present the 1999 Plan for approval to our stockholders at their 2000 annual meeting. Subject to the approval of our stockholders, in November, 1999, we granted incentive stock options to our employees ot acquire a total of shares of our common stock at an exercise price of $.50 per share, with the right to exercies such options vesting over a five year period.

Competition

         The size of a client, the geographic scope and product platform preferences of the target client base dictates the competition we face. The market for both data network and voice communications services and products sales is highly competitive on a local, regional and national basis. The level of competition intensifies, while the number of qualified competitors diminishes as the level of technological and design expertise rises and product distribution rights narrows. As we are predominately a service company focusing on maintenance contracts and installation projects, as well as the fact that most of the customers we target are large enough to purchase direct, we seldom compete with larger equipment distributors on the initial sale of equipment.

         We are trained and certified on most of the legacy and current release equipment manufactured by Lucent Technologies, NorTel Networks, NEC and Toshiba for voice networks as well as Cisco Systems, Lucent, Bay Networks and 3Com for data networks. Maintaining expertise in these systems, while remaining vendor neutral, allows us to competitively bid for service contracts representing approximately 80% of the installed US base of voice and data network systems. We obtain a competitive advantage in that many of the largest targeted customers operate their systems on multiple-vendor platforms (for instance Lucent and NorTel voice switches and Cisco and 3Com data hubs and routers at the same time) which we can service and maintain under one general contract. Many of our competitors are limited to only one major voice and/or one major data vendor relationship and service.

         Our goal as a service company is to continuously expand our geographic service coverage to a national level, as well as expand upon our growing expertise within the above highlighted voice and data equipment platforms.

         We face competition in our targeted Fortune 1000 sized and municipal clients from GTE, Electronic Data Systems, Williams Communications, IBM Global, Claricom, Inacom and AT&T Global. This competition covers larger voice and data network design, installation, maintenance and monitoring projects and contracts on a national basis. On a regional basis, we compete with NetsWork, Metro and Syzergy. This competition covers cabling and voice service contracts as well as project work for medium and large sized clients in California, Arizona, Nevada, New Mexico and Utah.

Overview of the Industry

         Telecommunications is the transmission of data, voice or video signals across a distance. Data signals connect computers through local area networks, wide area networks, and the Internet, or connect peripheral devices, such as facsimile machines and printers. Voice signals usually connect people in telephone conversations. Video signals include video conferencing and television signals. Telecommunications services are typically divided into long distance and local services. The telecommunications industry includes the configuration, sale, installation and maintenance of communications equipment, and technical services for the design and operations of communication networks handling voice, data and video traffic.

         Recently, the telecommunications industry has been characterized by rapid technological change, changes in the industry structure and increased demand for services and equipment. The demand for all types of telecommunications services has been increasing, with rapid growth in high-speed data services, including the Internet.

         Many of the largest equipment and service providers have achieved growth through acquisitions and mergers. These combinations have provided access to new markets, new products, and economies of scale. Despite this consolidation, the number of new entrants is increasing and new entrants are gaining market share from the large and established providers. In this highly competitive environment, telecommunications providers are increasingly focusing on core competencies and outsourcing non-core activities to other providers. In the telecommunications equipment market segment, both Lucent Technologies and NorTel Networks have attempted to divest their service and maintenance units in the past two years to focus on equipment development and sales. This trend is a significant departure from the traditional integrated model that has prevailed in the industry since its inception, and represents an opportunity for us.

Advances in Telecommunications and Networking Technology

         Telecommunications providers transmit voice, data and video signals primarily over copper, coaxial and fiber optic cables, microwave systems and satellites. Beginning in the 1960s, microwave systems began to replace copper cable. By 1990, fiber optic cables had largely replaced copper cable for long distance transmission. Fiber optic cables use light to transmit information in digital format through ultra-thin strands of glass. Compared to copper, fiber optic cables provide significantly greater capacity at lower cost with fewer errors and increased reliability.

         Several advances in switching and electronics have further increased the bandwidth, or transmission capacity, of telecommunications networks. Dense wavelength division multiplexing (DWDM) transmits multiple light signals through a single optical fiber and can currently increase the bandwidth of fiber optic cables by up to 128 times the original fiber optic technology.

         Historically, carriers have built telecommunications networks based on circuit switching. Circuit switching establishes and keeps open a dedicated path until the call is terminated. While circuit switching has worked well for decades to provide voice communications, it does not efficiently use transmission capacity. Once a circuit is dedicated, it is unavailable to transmit any other information, even when the particular users of that circuit are not speaking or otherwise transmitting information. Packet switching is replacing circuit switching. Packet switching divides signals into small "packets" which are then independently transmitted to their destination via the quickest path. Upon their arrival, the packets are reassembled. Packet switching provides more efficient use of the capacity in the network because the network does not establish inefficient dedicated circuits, which waste unused capacity.

          New packet networking technologies include Internet protocol (IP), asynchronous transfer mode (ATM) and frame relay. These technologies operate at very high speeds ranging from 1.544 megabits per second (or DS-1) to 2.488 gigabits per second (or OC-48) and beyond. By comparison, one voice call requires roughly 64 kilobits per second. Packet networks are especially efficient at carrying data signals. ATM service quality controls support high-quality voice and video signals. Similar quality controls are being developed for IP.

         Data traffic, whether accommodated by circuit switching or packet networking, is growing more rapidly than voice traffic. Annual growth in data traffic is estimated at 25% to 40% per year, whereas voice is growing at 6%, albeit on a much greater usage base. It is further estimated that by the year 2002, data will account for 95% of all global traffic. The drivers of this growth are (i) the success of the Internet, (ii) cost and performance improvements in computing, storage and modems, and (iii) embedded information and applications (including e-commerce, electronic media, business intranets and virtual private networks (VPR's)).

Convergence of Data and Voice Services

         Telecommunications network designs have traditionally created separate networks using separate equipment for voice, data and video signals. The evolution from `analog' to `digital' technologies, which convert voice and other signals into a stream of "1"s and "0"s, eliminates the traditional distinctions between data, voice and video transmission services. High-bandwidth networks that use advanced packet-switched technology transmit mixed digital voice, data and video signals over the same network. This enables telecommunications customers to use a single device for voice, data and video communications. Although these devices are new to the market, customer interest and acceptance are rapidly growing.

         Each evolution, from copper to fiber optic cables, from one to many light signals, from circuit-switching to packet-switching and from analog to digital signals, has produced significant increases in network capacity. When considered together, these evolutions have produced enormous increases in the ability to transfer large amounts of information across vast distances almost instantaneously. With each new leap in transmission capacity, end-users have come to rely on their ability to access and manipulate ever-greater amounts of information quickly and easily. This reliance has consistently created demand that outstrips the available capacity.

Equipment Manufacturing and Distribution Market

         The telecommunications equipment industry in the U.S. has grown substantially in the last several years through sales to local and long distance carriers, end-users, Internet and other data service providers. The dramatic growth of the telecommunications and data networking equipment industry stems in part from: (a) the development of new technologies which allow systems to provide integrated voice and data services, and (b) from increased corporate and household bandwidth demand, which require both established and new carriers to expand and upgrade their facilities. Manufacturers distribute telecommunications equipment through their own sales forces as well as through interconnect service providers as third parties.

Interconnect Services (Communications and Data Solutions) Market

         Businesses seek solutions to the challenges of selecting, maintaining and upgrading information and communications technologies and services amid rapid technological advances. As a result, the demand for consultants' services in systems integration and communications networks has been growing rapidly. Businesses such as Williams Communications, Norstan, Inc. and International Network Services on a national level and COMC on a regional level, assess customers' communications and information technology needs, evaluate equipment and services options, procure equipment and services, implement efficient network solutions and manage the combination of technologies.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our headquarters are located at 2840 Howe Road, Suite D, Martinez, California. We occupy 8,000 square feet, of which approximately 7,000 square feet are dedicated to office space and 1,000 square feet are dedicated to warehouse space, for which we pay monthly rent of $8,241 under a lease that will expire in November 2002. ICF has recently leased an additional 3,700 square feet of office space and 3,200 square feet of warehouse space at 2840 Howe Road. ICF will pay a monthly rent of $6,750 under the new lease that was signed in April 2000 and will expire November 2002. ICF occupies a 2,700 square feet space in a commercial building at 400 N. Glenoaks Boulevard, Burbank, California. ICF pays a monthly rent of $3,907 under a lease that was signed in April 1995 and that expired in March 2000. We are currently identifying larger space for lease in the area and will continue to lease the existing facility on a month to month basis. ICF also occupies an office in a commercial building at 5201

Mitchelldale, Suite B3, in Houston, Texas, of which approximately 1,000 square feet are dedicated office space and 1,000 square feet are dedicated to warehouse space. ICF pays a monthly rent of $1,340 for this property located in Houston under a lease that will expire in October 2000. ICF also occupies an office in a commercial building at 2810 S. 24th Street, Suite 111, Phoenix, Arizona, of which 3,693 square feet is office space and 1,729 square feet is warehouse space. ICF pays a monthly rent of $3,546 for this property located in Phoenix under a lease that will expire in September 2003. Finally, ICF occupies an office in a commercial building at 1788 N. Helm, Suite 107, Fresno, California, of which approximately 1,800 square feet is office space and 700 square feet is warehouse space. ICF pays a monthly rent of $1,000 for this property located in Fresno under a lease that will expire in December 2001.

ITEM 3.  LEGAL PROCEEDINGS

         We are not involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Equity

         Our Common Stock is quoted Over The Counter on the electronic Bulletin Board. The following table sets forth the high and low bid quotations for our Common Stock through the quarter ended March 31, 2000. Prior to the fiscal quarter ended March 31, 1998, no trading market existed for our securities. These quotations have been reported by the National Association of Securities Dealers, Inc. and represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                          Common Stock
                  Fiscal Quarter                  ----------------------------
                  Ended                           High                  Low
                  --------------                  ------                ------
                  March 31, 1999                  $2.125                $.50
                  June 30, 1999                   $1.50                 $1.00
                  September 30, 1999              $1.50                 $.75
                  December 31, 1999               $1.5625               $.125
                  March 31, 2000                  $2.00                 $.625

         On December 31, 1999, the closing price for our Common Stock on the Bulletin Board was $1.125 and there were approximately 2,986 registered holders of record of our Common Stock. This does not include beneficial shareholders whose Common Stock is held in street name.

Dividend Policy

         We have never declared or paid a cash dividend on our Common Stock. We intend to retain all earnings for the foreseeable future for use in the operation and expansion of our business and, accordingly, we do not contemplate declaring or paying any cash dividends on our Common Stock in the near future. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results and current and anticipated cash needs.

Sales of Unregistered Securities

         In July 1998, pursuant to a private placement, we issued to a number of foreign financial institutions units consisting of an aggregate of 1,000,000 shares of Common Stock and warrants to purchase 200,000 shares of our Common Stock at $2.00 per share until July 31, 2000. These issuance's were exempt from registration under Rule 506 promulgated under the Securities Act. The total gross cash proceeds of this offering were $1,500,000. In the same month, an additional 33,334 shares of our Common Stock and 6,666 warrants were sold to one U.S. investor on the same terms.

         In connection with the aforementioned private placement, we issued 30,000 shares of Common Stock and 100,000 warrants to purchase Common Stock at $1.50 per share until July 31, 2000 to nominees of an overseas entity that provided assistance with the completion of this offering. These issuance's were exempt from registration pursuant to Section 4(2) of the Securities Act.

         In August 1998, we issued an aggregate of 6,493,506 shares of Common Stock to Messrs. Lincoln and Burns in connection with our acquisition of ICF. These issuance's were exempt from registration pursuant to Section 4(2) of the Securities Act.

         In August of 1999, we issued options to acquire a total of 3,651,948 shares of Common Stock in connection with the restructuring of certain debt obligations to Messrs. Burns and Lincoln and in connection with the hiring of Mr. Smith. Specifically, Messrs. Burns and Lincoln received options to acquire a total of 376,623 shares of our Common Stock each, Mr. Smith received options to acquire a total of 2,463,896 shares of our Common Stock, and Gramercy National Partners, for its assistance in connection with the aforementioned debt restructuring and the hiring of Mr. Smith, received options to acquire a total of 434,806 shares of our Common Stock. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act. Simultaneous with these option grants, Mr. Ackerman contributed into our treasury 3,651,948 shares of Common Stock from his personal holdings in order to fund these grants. Subsequently, in October of 1999, an option for 86,961 shares of Common Stock was exercised and 86,961 shares of Common Stock was issued from our treasury. As of December 31, 1999 we held 3,564,987 shares of Common Stock held in treasury.

         In November 1999, our Board of Directors determined that it was in the best interests of COMC to adopt the COMC, Inc. 1999 Stock Option Plan (the "1999 Plan"). The 1999 Plan was adopted by our Board of Directors on November 30, 1999, and 240,000 shares of our common stock were reserved for issuance under the 1999 Plan. Our Board of Directors plans to present the 1999 Plan for approval to our stockholders at their 2000 annual meeting. Subject to the approval of our stockholders, in November, 1999, we granted incentive stock options to our employees ot acquire a total of shares of our common stock at an exercise price of $.50 per share, with the right to exercies such options vesting over a five year period.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and our results of operations should be read in conjunction with the audited Consolidated Financial Statements and the Notes thereto included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties.

Overview

         We are a technology service company in the telecommunications industry with a rapidly expanding national geographic service coverage area. We design, implement, support and manage LAN/WAN computer network systems, voice communication network systems, and premise wiring for both data and voice. In addition, we distribute and maintain equipment on behalf of major telecommunication equipment manufacturers. Service-related revenues, maintenance and client outsourcing services, through our wholly owned subsidiary, ICF, now represents 100% of our total revenues. Our gross margin varies significantly depending on the percentage of service revenues versus revenues from the sale and installation of products (with respect to which we obtain a lower margin). For our major customers, we typically provide these services under contracts with a duration of one or more years.

         Under an acquisition and consolidation strategy, we intend to build our operations and to expand our presence primarily in high growth markets of the United States.

Results of Operations

         Our consolidated statement of operations in 1997 includes our results and the results of our wholly-owned subsidiary CCI for the twelve months ended December 31, 1997. Our consolidated statement of operations in 1998 includes our results and the results of our wholly-owned subsidiary CCI for the twelve months ended December 31,

1998, as well as the results of operations of ICF for the four months ended December 31, 1998. CCI's customer base was absorbed by ICF effective August of 1998. Our consolidated statement of operations in 1999 includes our results and the results of our wholly-owned subsidiary ICF for the twelve months ended December 31, 1999.

         Dollars in Thousands                    1999         1998         1997
         --------------------                    ----         ----         ----
         Net Revenues
              Data & Voice Services           $16,267       $6,037       $2,650
              Recruitment Services             $4,829       $1,890            0
                                               ------       ------       ------
                  Total Revenues              $21,096       $7,927       $2,650
                                              =======       ======       ======

         Revenues in 1999 grew by over 166% over the comparable 1998 period. Data and Voice Services revenue grew by 169% over the prior year primarily due to the inclusion of ICF for a full 12 month period versus only four months in 1998. Secondarily, a more focused sales effort was initiated to take advantage of increased demand for services among our target customers. This increased demand continues to be the result of favorable economic conditions, as well as increased merger and acquisition activity in the banking and finance industries that affected our most significant customers. Recruitment Services revenue increased by 155% primarily due to the inclusion of ICF for a full 12 month period versus only four months in 1998, but offset by increased competition and a tightening labor pool for telecommunications specialists which we target.


                                                        Gross                   Gross                   Gross
                                                       Profit                  Profit                  Profit
         Dollars in Thousands                  1999    Margin          1998    Margin          1997    Margin
         --------------------                  ----    ------          ----    ------          ----    ------
         Gross Profits
              Data & Voice Services          $5,733     35.2%        $2,343     38.8%        $1,071     40.4%
              Recruitment Services           $1,373     28.4%          $573     30.3%             0      0.0%
                                             ------                 -------                  ------
                  Total Gross Profits        $7,105     33.7%        $2,916     36.8%        $1,071     40.4%
                                             ======                  ======                  ======

         Cost of revenues increased 179% from 1999 over 1998. Data and Voice cost of services increased 185%, while Recruitment costs of services grew by 162%, due primarily to the inclusion of ICF cost of services for a full 12 month period versus only four months in comparable 1998. Gross profits grew an overall 143% during 1999 as compared with the Pro forma 1998. Data & Voice Services gross profits grew by 144%, with gross margin decreasing from 38.8% of sales in Pro forma 1998 to 35.2% of sales in 1999. The decrease in gross margin is the result of the inclusion of only four months of ICF, which has slightly lower margin on higher volume of service revenue as compared with CCI in 1998. Recruitment Services gross profits increased 139%, with gross margins decreasing from 30.3% in 1998 to 28.4% in 1999. The gross margin reported for 1998 was not indicative of an annualized profit margin for Recruitment services, but rather the result of a higher concentration of higher margin permanent placement revenue in the last four months of 1998.

         Selling, general and administrative expenses increased from $2,644,300 to $5,676,400, or 114% from 1998 to 1999. This was due to the inclusion of ICF's selling, general and administrative expenses for a full 12 month period in 1999 versus only four months in 1998. Our holding company expenses declined from $981,700 in 1998 to $613,100 in 1999 due to significant cost cutting and expense rationalization during 1999. SG&A expenses for ICF's operations increased from $1,662,600 for the four months of 1998 to $4,858,900 for the 12 months of 1999 in which ICF opened an addition service office in Fresno, California, added key service technician, engineers and sales personnel, and increased sales commissions and training expenses. In addition, a noncash charge of $204,400 for a consulting expense was recognized within general and administrative expenses relating to stock options granted to a consultant at below fair market value for services rendered to us on the restructuring of related-party notes payable to unsecured subordinated debt. This charge represents the difference between the fair market value at the grant date and the exercise price.

         Noncash expenses include depreciation, amortization, and a charge for the impairment of long-term asset as discussed below:

         Depreciation: Depreciation expense was $207,500 for 1999, compared with $95,900 in 1998. The increase is due to the inclusion of ICF for a full 12 month period versus only four months in 1998.

         Amortization of Goodwill: Amortization of goodwill resulting from the purchase of ICF increased to $556,200 in 1999 from $185,300 in 1998 due amortizing four months in 1998 compared with 12 months in 1999.

         Impairment of Long-term Asset: In December 1999, under the guidelines of Statement of Financial Accounting Standards No. 121, we assessed the recoverability of certain of our long-lived assets, namely Goodwill. We estimated the fair value of our Goodwill based on comparable assets within the industry, our economic outlook and discounted future cashflows. These procedures resulted in the determination that the aforementioned asset had been permanently impaired, and a charge to earnings of $10,382,300 resulted in 1999.

         Interest Income remained unchanged in 1999 as compared with 1998 due to the average daily cash balances and interests rates earned remaining relatively constant on average throughout 1998 and 1999.

         Interest Expense increased in 1999 to $221,900 due to increased borrowing of our working capital line of credit which was utilized to accelerate the repayment of ICF's income tax liabilities relating to years prior to 1998, as well as to fund the growth in our working capital. This resulted in cash interest expense of $171,700 in 1999. In addition, a noncash charge of $50,200 was recognized in 1999 relating to stock options granted to our President and Chief Operating Officer as part of the restructuring of notes payable to them by us into three-year, interest-only unsecured subordinated notes. The charge represents the difference between the fair market value at the grant date and the exercise price, divided by 36 months, the life of the new loan. We recognized five months of expense in 1999 of the 36 months.

         Interest Expense - Related Party increased due to the inclusion of ICF acquisition-related debt for a full 12 month period versus only four months in 1998.

         Other Expense is comprised mostly of bank fees and charges associated with our line of credit, and declined in 1999 to $18,200 from $47,700 in 1998 primarily due to an offsetting insurance claim income of $29.

         Income Taxes increased to $146,000 in 1999 from $117,200 in 1998 due greater reportable income from operations after adding back certain noncash charges which were not deductible for taxes. The components of income taxes were as follows for the years ended December 31, 1999:

         1999               Federal             State            Total
         ----               --------            -----            -----
         Current            $214,000          $56,000          $270,000
         Deferred           ($42,300)         ($3,000)         ($45,300)
                           ----------        ---------        ----------
                            $171,700          $53,000          $224,700
                            ========          =======          ========

         Net Loss increased to $10,570,200 due primarily to the extensive noncash charge from the write-off of substantially all of our goodwill. Adjusted for the noncash charges, our net income would have been approximately $572,700 in 1999 versus a Net Loss of $145,600 in 1998.

Results of 1999 Operations as Compared with Pro forma 1998 Operations

         Our consolidated statement of operations in 1998 includes our results and the results of our wholly-owned subsidiary CCI for the twelve months ended December 31, 1998, as well as the results of operations of ICF for the four months ended December 31, 1998. CCI's customer base was absorbed by ICF effective August of 1998. Our consolidated statement of operations in 1999 includes our results and the results of our wholly-owned subsidiary ICF for the twelve months ended December 31, 1999. Due to 100% of our revenues being generated by ICF, the Company and Management have also compared the results of our 1999 operations with those of 1998 as if ICF had been acquired on January 1, 1998 ("Pro forma 1998").

                                                              Pro forma

Dollars in Thousands                                  1999         1998
--------------------                                  ----         ----

         Net Revenues
              Data & Voice Services                $16,267      $14,278
              Recruitment Services                  $4,829       $5,424
                                                     -----        -----
                  Total Revenues                   $21,096      $19,702
                                                   =======      =======

         Revenues in 1999 grew in excess of 7% over the Pro forma 1998 revenues. Data and Voice Services grew by 13.9% over the prior year as a more focused sales effort was initiated to take advantage of increased demand for services among our target customers. This increased demand continues to be the result of favorable economic conditions, as well as increased merger and acquisition activity in the banking industries which affected our most significant customers. Recruitment Services revenues declined by 10% due to increased competition and a tightening labor pool for telecommunications specialists which we target.


                                                             Gross                      Gross
                                                            Profit         Pro forma   Profit
         Dollars in Thousands                         1999  Margin              1998   Margin
         --------------------                         ----  ------              ----   -----
         Gross Profits
              Data & Voice Services                 $5,733   35.2%            $4,742    33.2%
              Recruitment Services                  $1,373   28.4%            $1,527    28.1%
                                                    ------                    ------
                  Total Gross Profits               $7,106   33.7%            $6,269    31.8%
                                                    ======                    ======

         Gross profits grew an overall 13.3% during 1999 as compared with the Pro forma 1998. Data & Voice Services gross profits grew by 20.8%, with gross margin increasing from 33.2% of sales in Pro forma 1998 to 35.2% of sales in 1999. The increase in gross margin is the result of a more efficient scheduling of our technical staff availability causing a reduction in downtime, and a decline in the percentage of equipment sales to overall sales which have a lower profit margin than service revenues. Recruitment Services gross profits declined 10%, with gross margins increasing slightly from 28.1% in Pro forma 1998 to 28.4% in 1999. Margins improved slightly due to favorable increase in permanent placements which carry a higher profit margin versus temporary placement revenues which are slightly less.

         Selling, general and administrative expenses increased only slightly from $5,676,400 to $5,755,100, or 4% from Pro forma 1998 to 1999. Cost cutting and expense rationalization in our holding company and corporate activities reduced our holding company expenses from $981,700 in Pro forma 1998 to $613,100 in 1999. SG&A expenses for ICF's operations increased from $4,494,700 in Pro forma 1998 to $4,858,900 in 1999. This increase was the result of opening an addition service office in Fresno, California, the addition key service technician, engineers and sales personnel, and increased sales commissions and training expense. Additionally, other general and administrative expenses included a noncash charge of $204,400 for a consulting expense was recognized within general and administrative expenses relating to stock options granted to a consultant at below fair market value for services rendered to us on the restructuring of related-party notes payable to unsecured subordinated debt. This charge represents the difference between the fair market value at the grant date and the exercise price.

         Earnings before interest, taxes, depreciation, amortization and other non-cash charges ("EBITDA") increased from $792,700 in Pro forma 1998 to in excess of $1,633,400 in 1999. Adding back expenses related to our holding company and general corporate activities related to being a public company, our EBITDA would have exceeded $2,246,500 in 1999.

         Depreciation expense was $207,500 for 1999, compared with $202,000 in Pro forma 1998. The slight increase is due to the purchase of additional computer, testing and office equipment which is depreciated over a short period than other fixed assets.

         All other financial information related to Consulting expense, Amortization expense, charge for Impairment of Long-term Asset, Interest expense, and Other Income (Expense) are the same as above.

Liquidity and Capital Resources

         Cash and cash equivalents decreased to $385,100 at December 31, 1999 compared to $1,018,500 at December 31, 1998.

         Cash Flows From Operating Activities: For the year ended December 31, 1999, cash used in operating activities was $1,082,600 which resulted primarily from our net loss of $10,570,200, offset by noncash expenses of $11,376,200, increases in operating assets of $1,080,700 and liabilities of $807,900.

         Accounts receivables increased $1,130,500 due to greater activity in the fourth quarter as well as overall growth in business. Payables and accruals declined slightly due to taking advantage of purchase discounts.

         Income taxes payable were eliminated in 1999, declining $775,300 in September of 1999. In June of 1998, ICF agreed to Income Tax Examination Changes by the IRS which resulted in additional income tax liabilities to the IRS for the years 1995, 1996 and 1997 of $1,114,827. At December 31, 1998, ICF had
income tax liabilities for those years of $786,409 to the IRS and $217,741 to the State of California. In January of 1999, the IRS approved our request to pay this tax liability in installments requiring monthly payments of $100,000 plus interest and penalties until the total amount was paid in full.

         Cash Flows From Investing Activities: For the year ended December 31, 1999, net cash received from investing activities was $85,700, as a result of a $114,300 repayment from loans receivable from an officer, offset by capital expenditures of $28,600.

         Cash Flows From Financing Activities: For the year ended December 31, 1999, net cash generated from our financing activities was $393,500, as a result of $7,400 received from the exercise and purchase of stock options, and $6,644,100 from net borrowings on our credit line less payments of $6,132,100 as well as a repayment of a long-term liability of $125,900.

         In September of 1999, ICF secured a $3 million Line of Credit facility ("Line of Credit Facility") with Coast Business Credit, a division of Southern Pacific Bank. This credit facility has a two-year term and all amounts borrowed will accrue interest at 2% over the prime rate. The Line of Credit Facility is secured by substantially all of ICF's assets and contains customary covenants and restrictions. The Line of Credit Facility is being used to support working capital and may be used to finance smaller acquisitions. Specific uses of the Line of Credit Facility included: (i) the payment of the balance of income taxes due to the IRS and California Franchise Tax Board; (ii) the consolidation of various notes payable; and (iii) various working capital purposes including additional acquisition financing.

         Our long-term liabilities also include $3,500,000 in Related Party Notes Payable. In consideration for the sale of ICF to us, the two principal owners of ICF, Messrs. Burns and Lincoln, received an aggregate of $14,000,000, payable as follows: $1,500,000 in cash at the closing of the transaction; $1,500,000 in promissory notes due and payable January 5, 1999, secured by all of our accounts receivable; $1,000,000 in promissory notes due and payable January 4, 1999; $1,000,000 in promissory notes due and payable August 17, 1999; and 6,493,506 shares of our common stock valued at $9,000,000 or $1.386 per share. We were unable to pay off the January 4, 1999, and January 5, 1999, promissory notes as of their maturity dates. On August 10, 1999, we entered into an agreement with the Messrs. Burns and Lincoln, to refinance these notes with new notes under different terms and conditions. Specifically, we agreed with Messrs. Burns and Lincoln to extend the term of each note to three years, payable in full on the third anniversary (i.e., August 10, 2002). Interest is accruing at 10% per annum and paid monthly.

         Our net working capital at December 31, 1999 was a positive $2,975,000. We believe that our current cash flow from operations plus our present sources of liquidity from current assets, and funds from the Line of Credit Facility, will be sufficient to finance operations for the foreseeable future and meet our short-term obligations.

         We intend to continue our search for additional merger and acquisition candidates that will expand our existing markets in related products and services. These potential acquisitions are anticipated being funded with a combination of additional bank debt, debt provided by the sellers of the companies we purchase, and from the private or public sale of additional equity securities.

         We have depended on a few large customers for the majority of our revenue to date. A loss of any one could have a material effect on our liquidity. Due to the quality of our major customers, the collectibility of accounts receivable has not been a problem.

Year 2000 Compliance

         Throughout 1999, we reviewed our computer systems to identify those areas that could be adversely affected by Year 2000 software failures. We used a number of computer software programs and operating systems in our operations, including financial business systems, marketing and various other administrative functions. To the extent that these software applications contained source code that was unable to appropriately interpret the upcoming year 2000, some level of modification and replacement of such applications was necessary.

         We converted all of our information systems to be Year 2000 compliant. During 1999, we incurred approximately $140,000 to complete the information system conversions. To date, we have not incurred any complications or adverse effects on our business from Year 2000 software failures.

Seasonality and Inflation

         Our business is generally not impacted by seasonality, however, the first quarter of the calendar and our fiscal year is generally our slowest period. Our management does not believe that the effects of inflation will have a material impact on us, nor is our management aware of changes in prices of materials or other operating costs or in the selling price of our services and products that will materially effect us.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements are included herein commencing in Part IV of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective February 2, 2000, our Board of Directors decided to dismiss Hollander, Lumer & Co. LLP ("Hollander") as our independent public accountants.

         We believe and have been advised by Hollander that it concurs, that for the two fiscal years ended December 31, 1998, and the subsequent interim period through February 2, 2000, we did not have any disagreement with Hollander on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Hollander, would have caused Hollander to make reference in connection with its report on our financial statements to the subject matter of the disagreement.

         The report of Hollander on our financial statements for the years ending December 31, 1997 and December 31, 1998 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. During that period, there were no "reportable events" within the meaning of Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Act of 1933.

         Hollander furnished a letter addressed to the Securities and Exchange Commission stating that Hollander agreed with the above statements, which was attached as Exhibit 1 to our Form 8-K describing the above referenced changes, filed on February 25, 2000.

         On February 2, 2000, we engaged Deloitte & Touche LLP ("Deloitte") to replace Hollander as our independent public accountants. On February 15, 2000, Deloitte resigned as our independent auditors because Deloitte determined that, prior to its engagement as auditors, it had performed certain valuation services that could impact its independence. During the period of Deloitte's engagement, we did not have any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure with Deloitte, which disagreement, if not resolved to the satisfaction of Deloitte, would have caused it to make reference in connection with its report on our financial statements to the subject matter of the disagreement. Deloitte did not issue any reports on our financial statements.

         Deloitte furnished a letter addressed to the Securities and Exchange Commission stating that Deloitte agreed with the above statements, which was attached as Exhibit 2 to our Form 8-K describing the above referenced changes, filed on February 25, 2000.

         Between February 25, 2000, and March 27, 2000, we received and reviewed engagement proposals from other nationally recognized independent accounting firms. On March 27, 2000, our Board of Directors decided to retain BDO Seidman, LLP as our new independent public accountants to replace Deloitte. We formally retained BDO Seidman, LLP as our independent public accountants on March 28, 2000. No other independent accounting firms were consulted by us on any accounting and/or reporting matters between February 15, 2000, and March 28, 2000.

         Additional details concerning these changes in our independent public accountants may be found in Form 8K Current Reports that we filed with the SEC on February 25, 2000 and March 29, 2000.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


Officers and Directors

         Our officers and directors are as follows:

         Name                    Age         Position
         -------                 ---         --------
         John Ackerman           42          Chairman of the Board
         Charles Lincoln         46          Chief Executive Officer, President,
                                               Director
         William M. Burns        41          Chief Operating Officer, Director
         Christopher R. Smith    36          Chief Financial Officer, Director
         Donald Baker            70          Director

         John Ackerman has been our Chairman since November 1996, and served as our Chief Executive Officer from November 1996 until October 1999. Mr. Ackerman founded and had been the President and Chief Executive Officer of CCI since its inception in 1987. From 1984-1987, Mr. Ackerman was employed as a technician at Sunglo Electric. Mr. Ackerman was also formerly employed as a Production Manager at International Television Services, and was an import/export broker at London-based Justwise Limited, overseeing that firm's European sales and operations.

         Mr. Lincoln is our President and CEO, and has been a Director since 1998. Mr. Lincoln is also co-founder of ICF and has worked in the voice and data network telecommunications field for the past 20 years. Before co-founding ICF, Mr. Lincoln held technical and management positions at Bank of America, Intel Corporation, and IBM. Mr. Lincoln attended West Valley Jr. College, Saratoga, California and California State University at Hayward where he majored in Business and Finance.

         Mr. Burns is our Chief Operating Officer, and a Director. Mr. Burns was also a co-founder of and is the President and CEO of ICF. Mr. Burns has over eighteen years of experience in the communications industry, starting ICF in 1988. Prior to that, he held technical and management positions at the PacTel-PacBell Company. Prior to that he was employed at John Jackson Enterprises in Sacramento from 1978 through 1986. Mr. Burns attended four years of college at Rockland, California.

         Mr. Smith is our Chief Financial Officer and is responsible for acquisitions, strategic planning and financial reporting on our behalf and on behalf of our subsidiaries. Mr. Smith is also a Director. Prior to joining us in 1999, Mr. Smith spent over seven years as a Managing Director with Wafra Partners, L.P., a New York-based private equity investment fund. Prior to Wafra, Mr. Smith was a Vice President with Kouri Capital, Inc., a private merchant bank group. Mr. Smith also held senior positions with Lambert Brussels Capital Corp. (an affiliate of Drexel Burnham Lambert) and First Union Corporation. Mr. Smith earned his degree in finance and accounting from Florida State University in 1985.

         Mr. Baker has been one of our Directors since 1993. Mr. Baker recently retired after 39 years as a partner of the law firm of Baker & McKenzie. Mr. Baker recently retired as Secretary, General Counsel and a Director of Air South, Inc., an airline operating in the Southeast. Mr. Baker holds a J.D.S. degree from the University of Chicago Law School. He is a director of the Mid-America Committee on International Business and Government Corporation, Chicago, and Cardiometrics, Inc., Santa Ana, California.

Board of Directors

         Our By-laws provide that the Board of Directors shall be composed of five to seven members. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified. Our By-laws permit the Board of Directors to fill any vacancy and the new director may serve until the next annual meeting of stockholders or until his successor is elected and qualified. Currently our Board of Directors consists of John J. Ackerman, Chairman, Donald Baker, William M. Burns, Charles E. Lincoln and Christopher R. Smith.

Committees of the Board

         We are presently in the process of selecting members for standing committees previously established by the Board of Directors. Specifically, we are in the process of selecting members for our Executive Committee, our Audit Committee, our Compensation Committee, and our Option Committee.

Officers

         Officers are elected by our Board of Directors and their terms of office are, except to the extent governed by employment contracts, at the discretion of the Board. Presently, John J. Ackerman is our Chairman, Charles E. Lincoln is our President and Chief Executive Officer, William M. Burns is our Chief Operations Officer and Christopher R. Smith is our Chief Financial Officer.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Mr. Ackerman, the Burns Trust and the Lincoln Trust have recently made necessary
Section 16(a) filings, and are now in compliance with all Section 16(a) filing requirements. Marvin Loeb and Albert Vasquez, who were both formerly officers and directors, have not complied with all applicable Section 16(a) filing requirements. Mr. Loeb and Mr. Vasquez resigned from all of their officer and director positions in the early part of 1999.

ITEM 10. EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

Summary Compensation

         The following table sets forth the compensation we and/or ICF have paid or accrued to all executive officers during the fiscal years ended December 31, 1997, 1998 and 1999:





                                            SUMMARY COMPENSATION TABLE(1)(2)

-------------------------------------------------------------------------------------------------------------------------

                                                        Annual Compensation                  Long-Term Compensation
--------------------------------------------------------------------------------------- ---------------------------------

          (a)                    (b)                  (c)                  (d)                        (e)
------------------------- ------------------- -------------------- -------------------- ---------------------------------

                              Year Ended
Name/Principal Position      December 31          Salary ($)            Bonus ($)           Restricted Stock Awards
========================= =================== ==================== ==================== =================================
John Ackerman                    1999              137,692                 -0-                 -0-
Chairman, COMC and ICF    ------------------- --------------------                      ---------------------------------
(3)                              1998              180,262               25,000                -0-
                          ------------------- --------------------                      ---------------------------------
                                 1997               96,400                 -0-                 -0-
-------------------------------------------------------------------------------------------------------------------------

William M Burns                  1999              135,000                 -0-                 376,623
President and CEO, ICF    ------------------- --------------------                      ---------------------------------
                                 1998              31,731                40,000                -0-
                          ------------------- --------------------                      ---------------------------------
                                 1997              -0-                     -0-                 -0-
-------------------------------------------------------------------------------------------------------------------------

Charles E. Lincoln               1999              135,000                 -0-                 376,623
President, CEO, COMC      ------------------- -------------------- -------------------- ---------------------------------
                                 1998              31,731                40,000                -0-
                          ------------------- -------------------- -------------------- ---------------------------------
                                 1997              -0-                     -0-                 -0-
-------------------------------------------------------------------------------------------------------------------------

Christopher R. Smith             1999              44,135                  -0-               2,463,896
Chief Financial           ------------------- -------------------- -------------------- ---------------------------------
Officer, COMC, Exec.             1998              -0-                     -0-                 -0-
Vice President ICF        ------------------- -------------------- -------------------- ---------------------------------
                                 1997              -0-                     -0-                 -0-
-------------------------------------------------------------------------------------------------------------------------

(1) The above compensation does not include the use of an automobile and other personal benefits, the total value of which do not exceed as to any named officer or director or group of executive officers the lesser of $50,000 or 10% of such person's or persons' cash compensation.
(2) Pursuant to the regulations promulgated by the Commission, the table omits columns reserved for types of compensation not applicable to us.
(3) Mr. Ackerman resigned as President in August 1998. Mr. Ackerman resigned as Chief Executive Officer in October 1999. Since October 1999, Mr. Ackerman has acted solely as the Chairman of our Board of Directors.

         For discussion on options held and employment contracts for executive officers, see Item 11 below.

  Aggregate Option Exercises in 1999 and Fiscal Year-End Option Values

         The following table sets forth information for our executive officers who received salary compensation of more than $100,000 in 1999, relating to option exercises in 1999 and the number and value of securities underlying exercisable and unexercisable options held at December 31, 1999.

                                                              Number of Securities
                                                                  Underlying                  Value of Unexercised
                                                             Unexercised Options at          In-The-Money Options at
                                Shares                         December 31, 1999                December 31, 1999(2)
                               Acquired       Value        ---------------------------     ----------------------------
Name                         on Exercise    Realized(1)   Exercisable   Unexercisable     Exercisable    Unexercisable
----                         -----------   -----------    -----------   -------------     -----------    -------------
William M. Burns                  0            0             376,623           0          $  393,571           0

Charle E. Lincoln                 0            0             376,623           0          $  393,571           0

Christhopher R,. Smith            0            0           2,463,896           0          $2,574,777           0

(1) Value realized reflects the fair market value of our common stock underlying the option on the date of exercise minus the aggregate exercise price of the option.

(2) Value of unexercised in-the-money options are based on a value of $1.125 per share, the fair market value of our common stock on December 31, 1999 as determined by our Board of Directors. Amounts reflected are based on the value of $1.125 per share, minus the per share exercise price, multiplied by the number of shares underlying the option.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table below sets forth, as of December 31, 1999, information regarding the beneficial ownership of our Common Stock based upon the most recent information available to us for: (i) each person known by us to own beneficially more than five (5%) percent of our outstanding Common Stock after giving effect to all exercisable stock options and warrants, (ii) each of our officers and directors and (iii) all of our officers and directors as a group.

Unless otherwise indicated in the footnotes, the address for all parties is c/o COMC, Inc., 400 N. Glenoaks Boulevard, Burbank, California 91502.


                                                             Shares Owned Beneficially
                                                                 and of Record (1)
                                                   ----------------------------------------------

Name and Address                                    No. of Shares                    % of Total
----------------                                    -------------                    ----------

John Ackerman                                       3,333,252                        16.9%

Charles Lincoln (2)                                 3,623,376                        18.3%

William Burns (3)                                   3,623,376                        18.3%

Christopher R. Smith (4)                            3,478,896                        17.7%

Marvin P. Loeb (5)                                  1,544,298                         7.8%

Albert Vasquez                                        770,000                         3.9%
One East Putnam Avenue
Greenwich, CT 06830

Donald Baker                                           20,000                         --

All Five Percent Holders, Officers and Directors   16,393,198                        83.2%
as a Group(7 persons)

---------------------------------------------------

(1) Includes shares issuable within 60 days upon the exercise of all options and warrants. Shares issuable under options or warrants are owned beneficially but not of record.
(2) Consists of 3,246,753 shares of Common Stock held by a trust of which Mr. Lincoln is a trustee and beneficiary, and includes 376,623 shares of which Mr. Lincoln has a right to purchase upon exercise of options that are currently exercisable.
(3) Consists of 3,246,753 shares of Common Stock held by a trust of which Mr. Burns is a trustee and beneficiary, and includes 376,623 shares of which Mr. Burns has a right to purchase upon exercise of options that are currently exercisable.
(4) Consists of 200,000 shares of Common Stock owned directly by Mr. Smith, 2,463,896 shares of Common Stock that Mr. Smith has a right to purchase upon exercise of options that are currently exercisable, and 815,000 shares which Mr. Smith has the power to vote pursuant to irrevocable proxies granted to Mr. Smith by certain accredited investors.
(5) Includes 56,127 shares of Common Stock held by the Marvin P. Loeb Irrevocable Living Trust, of which Mr. Loeb is the sole trustee and by Mr. Loeb as nominee for his children. Mr. Loeb disclaims beneficial ownership in such shares.

Shares Available for Future Sale

        In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, a person, including one of our affiliates (or persons whose shares are aggregated with an affiliate of ours), who has owned restricted shares of Common Stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class or the average weekly trading volume of our Common Stock on all exchanges and/or reported through the automated quotation system of a registered securities association during the four calendar weeks preceding the date on which notice of the sale is filed with the Commission. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who has not been one of our affiliates for at least the three months immediately preceding the sale and who has beneficially owned shares of Common Stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

         All 14,058,900 shares of Common Stock held or beneficially owned by Messrs. Ackerman, Burns, Lincoln, and Smith included herein are subject to a Stockholders Agreements by and between us, Messrs. Ackerman and Smith, the Burns Trust, and the Lincoln Trust, providing for among other things:

                  (A) the ability of the Burns Trust (3,246,753 shares directly; 3,623,376 shares on a fully diluted basis), the Lincoln Trust (3,246,753 shares directly; 3,623,376 shares on a fully diluted basis), Mr. Smith (200,000 shares directly; 2,663,896 shares on a fully diluted basis; voting proxy for an additional 815,000 shares), and Mr. Ackerman (3,333,052 shares) to nominate one member of the Board of Directors at each annual meeting and the four of them together to nominate a fifth member of the Board of Directors;

                  (B) an agreement to vote for the election of those five nominated directors; and,

                  (C) certain rights of first refusal on sales of Common Stock by the parties to the agreement.

Transfer Agent

         American Stock Transfer & Trust Company, 40 Wall Street, New York, New York 10005, acts as Transfer Agent for our Common Stock.

Market for Our Securities

         The Common Stock is currently included for quotation on the OTC Bulletin Board under the symbol CINJ.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

         Pursuant to consulting, and purchase and sale agreements entered into in January of 1998, John Ackerman, our Chairman, transferred 1,000,000 shares of Common Stock and 500,000 shares of Common Stock at a price of $.01 per share from his personal holdings to Albert Vasquez, one of our former directors, and Ernie Mauritson, our former Chief Financial Officer, respectively. In April of 1999, the then Audit Committee of our Board of Directors has placed a value of $.01 per share on these transactions deeming the sale to be at fair market value and consequently the excess consideration zero.

         In October of 1998, John Ackerman transferred 500,000 shares of Common Stock to a former employee of our wholly owned subsidiary CCI in settlement of an employment dispute between CCI and said employee arising in 1996 and 1997. The shares were transferred at a value of $.01 per share, the fair market value of CCI at the time of the dispute.

         On August 17, 1998, we consummated the acquisition of ICF. Under the terms of the Agreement and Plan of Merger dated July 24, 1998 (as amended on August 3, 1998, the "Agreement") ICF merged with and into our wholly owned subsidiary, COMC Acquisition Corp., which we created for purposes of this transaction (the "Merger"). Immediately following the Merger, we changed the name of COMC Acquisition Corp. to ICF Communication Solutions, Inc. As consideration for the Merger, the two principals of ICF, Charles Lincoln and William Burns, received an aggregate payment valued at $14,000,000, as follows:
$1,500,000 in cash at the closing of the transaction; $1,500,000 in promissory notes due and payable January 5, 1999 secured by all accounts receivable of ICF; $1,000,000 in promissory notes due and payable January 4, 1999; $1,000,000 in promissory notes due and payable August 17, 1999; and 6,493,506 shares of Common Stock valued in the aggregate at $9,000,000 or $1.386 per share. We also agreed to use our best efforts to register the shares of Common Stock issued in connection with the Merger.

         Under the Agreement, and pursuant to separate two-year employment agreements, Messrs. Lincoln and Burns were elected to our Board of Directors. Mr. Lincoln was also elected as our President and as the Chief Executive Officer of ICF. Mr. Burns was elected as our Chief Operations Officer and as the President of ICF.

         Messrs. Burn's and Lincoln's employment agreements provided, among other things, that they would each receive annual salaries of $135,000, as well as annual bonuses at the discretion of the our Board of Directors. Messrs. Burns and Lincoln have both recently changed their positions with us and ICF as a result of a recent restructuring, which is described below.

         In August of 1999, and as part of an overall restructuring of certain of our outstanding debt obligations to Messrs. Burns and Lincoln, we entered into a series of agreements related to such debt obligations. We also entered into an employment agreement with Mr. Smith on August 10, 1999, which provided for Mr. Smith to commence employment as our Chief Financial Officer on August 23, 1999, along with another group of related agreements. The agreements which we entered into as of August 10, 1999, may be summarized as follows:

                  (i) two separate loan agreements, one between us and Mr. Burns, and the other between us and Mr. Lincoln, pursuant to which we restructured our debt obligations to Messrs. Burns and Lincoln and extended the re-payment term of our debt obligations to August 10, 2002;

                  (ii) two separate promissory notes, pursuant to which we memorialized our obligation, as restructured, to repay a total of $1,750,000 to Mr. Burns and $1,750,000 to Mr. Lincoln;

                  (iii) an employment agreement with Mr. Burns, pursuant to which we agreed to employ Mr. Burns for a term of two years as our Secretary and Chief Operations Officer, and President of ICF;

                  (iv) an employment agreement with Mr. Lincoln, pursuant to which we agreed to employ Mr. Lincoln for a term of two years as our President, and CEO of ICF;

                  (v) nine separate Stock Purchase Agreements, pursuant to which various accredited investors, including Mr. Smith, acquired a total of 1,015,000 shares of Common Stock from Mr. Ackerman;

                  (vi) a Contribution Agreement by and between us and Mr. Ackerman pursuant to which Mr. Ackerman contributed 3,651,948 outstanding shares of Common Stock to us in order to fund options we granted to Messrs. Burns, Lincoln and Smith, and Gramercy National Partners, LLC ("Gramercy");

                  (vii) four separate stock option agreements, pursuant to which we granted Messrs. Burns, Lincoln, Smith, and Gramercy options to acquire a total of 3,651,948 shares of Common Stock;

                  (viii) a Registration Rights Agreement, pursuant to which we granted certain registration rights to Messrs. Burns, Lincoln and Smith, and certain other accredited investors with respect to their shares of Common Stock;

                  (ix) a Stockholders Agreement by and between us, William M. Burns and Nellie J. Burns, Trustees of the Burns Family Trust (the "Burns Trust"), Charles E. Lincoln and Carolyn D. Lincoln, Trustees of the Lincoln Family Trust (the "Lincoln Trust"), and Messrs. Ackerman and Smith, providing for, among other things:
                           (A) the ability of the Burns Trust (3,246,753 shares
directly; 3,623,376 shares on a fully diluted basis), the Lincoln Trust (3,246,753 shares directly; 3,623,376 shares on a fully diluted basis,) and Messrs. Ackerman (3,333,052 shares) and Smith (200,000 shares directly; 2,663,896 shares on a fully diluted basis; and voting proxy for an additional 815,000 shares) to nominate one member of our Board of Directors at each annual meeting and the four of them together to nominate a fifth member of our Board of Directors,

                           (B) an agreement to vote for the election of those
five nominated directors, and

                           (C) certain rights of first refusal on sales of
Common Stock by the parties to the agreement.

            (x) an employment agreement with Mr. Smith, pursuant to which we agreed to employ Mr. Smith for a term of two years as our Chief Financial Officer and Executive Vice President of ICF;

         Based upon the above referenced transactions entered into on August 10, 1999, the total number of our shares issued and outstanding was 19,401,491. Mr. Ackerman's stock ownership decreased from 8,000,200 to 3,333,252. Mr. Smith now owns 200,000 shares and the option to purchase an additional 2,463,896 shares. Other accredited investors purchased a total of 800,000 shares from Mr. Ackerman at $.50 per share. Mr. Ackerman used a portion of the proceeds from such sales to re-pay the balance of a loan that we made to Mr. Ackerman, which, at the time of re-payment, equaled $114,281. Gramercy purchased 15,000 shares from Mr. Ackerman at $.50 per share and acquired the option to purchase an additional 434,806 shares from us. Messrs. Burns and Lincoln were granted options to purchase 376,623 shares each from us.

         Effective October 11, 1999, we instituted a number of organizational and administrative changes involving certain key personnel. Specifically, John Ackerman resigned from his position as our Chief Executive Officer and was appointed the Chairman of the Board of ICF. Mr. Ackerman will continue to serve as our Chairman of the Board. Charlie Lincoln was appointed our Chief Executive Officer and will continue to serve as our President. Matt Burns was appointed as the President and CEO of ICF. These changes were motivated by a desire to streamline our management, as well as the management of ICF, and to allow these key employees to focus on those areas where their strengths are greatest.

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

         (b)         Reports on Form 8-K

         We filed reports on Form 8-K during the last quarter of the period covered by this report as follows:

          (1) Form 8-K - October 15, 1999. This Form 8-K reported the restructuring of certain of our outstanding debt obligations to Messrs. Burns & Lincoln and certain related transactions, all of which took place in August of 1999.

    Between December 31, 1999 and the date of this report, we filed the following reports on Form 8-K:

          (1) Form 8-K - February 25, 2000. This Form 8-K reported changes in our accountants which took place in February, 2000.

          (2) Form 8-K - March 29, 2000. This Form 8-K reported our retention of BDO Seidman, LLP as our independent public accountants effective as of March 28, 2000.

          (3) Form 8-K - April 14, 2000. This Form 8-K reported that as a result of recent changes in our independent public accountants, our financial statements had not yet been completed, and therefore we would not be able to fill our Form 10-KSB by April 14, 2000, as anticipated.


                           COMC, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

COMC, Inc. and Subsidiaries


================================================================================

                                               Consolidated Financial Statements
                                   Years Ended December 31, 1999, 1998, and 1997

                                                     COMC, Inc. and Subsidiaries

                                                                        Contents

================================================================================

         Independent Auditors' Report                                          3

         Financial Statements
                Consolidated Balance Sheets                                4 - 5
                Consolidated Statements of Operations                          6
                Consolidated Statement of Shareholders' Equity                 7
                Consolidated Statements of Cash Flows                          8
                Notes to Consolidated Financial Statements                9 - 25

Independent Auditors' Report


The Board of Directors and Shareholders of
COMC, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of COMC, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of COMC, Inc. and subsidiaries as of December 31, 1999, and the results of their consolidated operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

BDO Seidman LLP
San Jose, California
April 2, 2000

                                                     COMC, Inc. and Subsidiaries

                                                     Consolidated Balance Sheets

================================================================================

December 31,                                                          1999           1998
------------------------------------------------------------------------------------------
Assets

Current:
     Cash and cash equivalents (Note 11)                      $    385,100   $  1,018,500
     Accounts receivable, less allowance for doubtful
       accounts of $273,100 and $276,900, respectively
       (Notes 4, 11, and 12)                                     4,521,400      3,387,100
     Inventories (Note 4)                                          194,000        124,200
     Loans receivable from officer                                       -        114,300
     Prepaid expenses and other current assets                      34,900        195,200
     Deferred income taxes (Note 9)                                213,500        152,600
------------------------------------------------------------------------------------------

Total Current Assets                                             5,348,900      4,991,900

Property and Equipment, net (Notes 3 and 4)                        561,200        715,800

Goodwill, net (Note 2)                                                   -     10,938,500

Other Assets (Note 7)                                              368,900         35,900
------------------------------------------------------------------------------------------



                                                              $  6,279,000   $ 16,682,100
==========================================================================================

                    See accompanying notes to consolidated financial statements.

                                                     COMC, Inc. and Subsidiaries

                                                     Consolidated Balance Sheets

================================================================================

December 31,                                                                       1999            1998
---------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

Current Liabilities:
     Bank borrowings (Note 4)                                             $     879,200   $     367,200
     Accounts payable                                                           648,000         676,100
     Accrued expenses (Note 5)                                                  572,800         378,800
     Current portion of long-term debt (Note 4)                                  10,500          60,500
     Notes payable to shareholders (Notes 2 and 7)                                    -       3,500,000
     Accrued interest due related party                                          30,100          77,400
     Income taxes payable (Note 9)                                              270,000       1,045,300
     Other current liabilities                                                   19,800         171,000
---------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                     2,430,400       6,276,300

Long-term Debt, less current portion (Note 4)                                    20,400               -
Related Party Notes Payable (Note 7)                                          3,500,000          96,300
Deferred Income Taxes (Note 9)                                                   89,500          73,900
---------------------------------------------------------------------------------------------------------

Total Liabilities                                                             6,040,300       6,446,500
---------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 4, 6, 8, and 10)

Shareholders' Equity (Notes 10 and 11):
     Common stock, $.01 par value; 40,000,000 shares authorized;
       19,401,491 shares and 20,054,946 issued and outstanding,
        respectively                                                            194,000         200,500
     Additional paid-in capital                                              12,918,100      10,558,500
     Accumulated deficit                                                    (11,093,600)       (523,400)
     Treasury stock at cost; 3,564,987 and no shares, respectively           (1,779,800)              -
---------------------------------------------------------------------------------------------------------

Total Shareholder's Equity                                                      238,700      10,235,600
---------------------------------------------------------------------------------------------------------

                                                                          $   6,279,000   $  16,682,100
=========================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                     COMC, Inc. and Subsidiaries

                                           Consolidated Statements of Operations
================================================================================


Years Ended December 31,                                              1999             1998             1997
---------------------------------------------------------------------------------------------------------------
Revenues (Note 12):
     Data and voice services                              $     16,266,500  $     6,037,200   $    2,650,400
     Recruitment services                                        4,829,000        1,890,000                -
---------------------------------------------------------------------------------------------------------------

                                                                21,095,500        7,927,200        2,650,400

Cost of Revenues:
     Data and voice services                                    10,533,700        3,695,000        1,579,100
     Recruitment services                                        3,456,400        1,316,500                -
---------------------------------------------------------------------------------------------------------------

                                                                13,990,100        5,011,500        1,579,100
---------------------------------------------------------------------------------------------------------------

Gross Profit                                                     7,105,400        2,915,700        1,071,300
---------------------------------------------------------------------------------------------------------------

Operating Expenses:
     Selling, general, and administrative                        5,676,400        2,644,300        1,167,100
     Noncash expenses:
       Impairment of long-term asset (Note 2)                   10,382,300                -                -
       Amortization of goodwill                                    556,200          185,300                -
       Depreciation and amortization                               207,500           95,900           12,800
---------------------------------------------------------------------------------------------------------------

                                                                16,822,400        2,925,500        1,179,900
---------------------------------------------------------------------------------------------------------------

Loss From Operations                                            (9,717,000)          (9,800)        (108,600)
---------------------------------------------------------------------------------------------------------------

Other Income (Expense):
     Interest income                                                 9,000            9,400            3,500
     Interest expense (Note 7)                                    (221,900)               -                -
     Interest expense, related party                              (397,400)        (165,600)         (50,400)
     Other                                                         (18,200)         (47,700)           9,300
---------------------------------------------------------------------------------------------------------------

                                                                  (628,500)        (203,900)         (37,600)
---------------------------------------------------------------------------------------------------------------

Loss Before Provision for Income Taxes                         (10,345,500)        (213,700)        (146,200)

Provision for Income Taxes (Note 9)                               (224,700)        (117,200)               -
---------------------------------------------------------------------------------------------------------------

Net Loss                                                  $    (10,570,200) $      (330,900)  $     (146,200)
===============================================================================================================

Basic and Diluted Loss per Common Share                             $(0.55)           $(.02)           $(.02)
===============================================================================================================

Basic and Diluted Weighted-Average Common Shares
     Outstanding                                                19,153,992      15,011,800        12,498,107
===============================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                     COMC, Inc. and Subsidiaries

                                 Consolidated Statements of Shareholders' Equity

================================================================================

                                                  Common Stock             Additional
                                          ----------------------------       Paid-in         Accumulated
                                              Shares         Amount          Capital           Deficit
                                          ------------------------------------------------------------------
Balances, January 1, 1997                     12,498,107  $   125,000    $      210,000    $        (46,300)

Net loss                                               -            -                 -            (146,200)
------------------------------------------------------------------------------------------------------------

Balances, December 31, 1997                   12,498,107      125,000           210,000            (192,500)

Common stock issued in purchase
  business combination (Note 2)                6,493,506       64,900         8,935,100                   -

Issuance of common stock                       1,063,333       10,600         1,413,400                   -

Net loss                                               -            -                 -            (330,900)
------------------------------------------------------------------------------------------------------------

Balances, December 31, 1998                   20,054,946       200,500       10,558,500            (523,400)

Treasury stock                                         -            -         1,826,000                   -
Proceeds from exercise of stock
  options                                              -            -           (38,800)                  -
Compensation expense related to options
   granted                                             -            -           204,400                   -

Interest related to options granted                    -            -           361,500                   -

Cancellation of shares outstanding              (653,455)      (6,500)            6,500                   -

Net loss                                               -            -                 -         (10,570,200)
------------------------------------------------------------------------------------------------------------

Balances, December 31, 1999                   19,401,491  $   194,000    $   12,918,100    $    (11,093,600)
============================================================================================================


                                                     Treasury Stock
                                          -------------------------------------
                                              Shares              Amount              Total
                                          ---------------------------------------------------------
Balances, January 1, 1997                               -   $               -    $       288,700

Net loss                                                -                   -           (146,200)
---------------------------------------------------------------------------------------------------

Balances, December 31, 1997                             -                   -            142,500

Common stock issued in purchase
  business combination (Note 2)                         -                   -          9,000,000

Issuance of common stock                                -                   -          1,424,000

Net loss                                                -                   -           (330,900)
---------------------------------------------------------------------------------------------------

Balances, December 31, 1998                             -                   -         10,235,600

Treasury stock                                 (3,651,948)         (1,826,000)                 -
Proceeds from exercise of stock
  options                                          86,961              46,200              7,400
Compensation expense related to options
   granted                                              -                   -            204,400

Interest related to options granted                     -                   -            361,500

Cancellation of shares outstanding                      -                   -                  -

Net loss                                                -                   -        (10,570,200)
---------------------------------------------------------------------------------------------------

Balances, December 31, 1999                    (3,564,987)  $      (1,779,800)           238,700
===================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                     COMC, Inc. and Subsidiaries


                                 Consolidated Statements of Cash Flows (Note 13)

================================================================================

Years Ended December 31,                                           1999               1998             1997
-------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
     Net Loss                                             $ (10,570,200)    $     (330,900)   $    (146,300)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
         Impairment of long-term assets                      10,382,300                 -                 -
         Stock-based compensation                               204,400                 -                 -
         Amortization of deferred finance charge                 50,100                 -                 -
         Amortization of goodwill                               556,200           185,300                 -
         Depreciation                                           183,200            95,900            12,800
         Allowance for doubtful accounts                         (3,800)                -                 -
         Loss on disposition of capital equipment                     -             6,100                 -
         Deferred income tax                                    (45,300)           57,600                 -
         Changes in operating assets and liabilities,
           net of business acquisition:
              Accounts receivable                            (1,130,500)          348,300           378,000
              Other receivable                                   (5,400)                -                 -
              Inventories                                       (69,800)          118,400            (9,800)
              Refundable income tax                                   -           (41,600)                -
              Prepaid expenses and other current assets         174,100            58,200           (15,100)
              Accounts payable                                  (28,100)         (306,000)            4,000
              Accrued expenses                                  194,000
              Income taxes payable                             (775,300)         (193,200)           (2,000)
              Customer's deposits                                     -          (207,900)          207,900
              Other current liabilities                        (151,200)                -                 -
              Accrued interest due related party                (47,300)                -                 -
-------------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used in) Operating Activities          (1,082,600)         (209,800)          429,500
-------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
     Cash acquired from purchase business combination                 -         1,149,300                 -
     Cash paid to selling stockholders of ICF                         -        (1,500,000)                -
     Expenses related to purchase of ICF                              -          (183,600)                -
     Repayment of loan receivable from shareholder              114,300                 -                 -
     Deposits                                                         -            18,000                 -
     Loans receivable from officer                                    -           (69,000)          (43,900)
     Purchase of property and equipment                         (28,600)          (52,800)           (7,700)
-------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used In) Investing Activities              85,700          (638,100)          (51,600)
-------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
     Sale of common stock, net of offering costs                  7,400         1,424,000                 -
     Bank overdraft                                             (69,400)           69,400                 -
     Advances from bank loans and other credit
         institutions                                         6,713,500           339,800           327,100
     Repayments on bank loans and other credit
         institutions                                        (6,132,100)          (51,900)         (677,100)
     Payment for long-term debt                                (125,900)                -                 -
-------------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used in) Financing Activities             393,500         1,781,300          (350,000)
-------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents           (633,400)          933,400            27,900
Cash and Cash Equivalents, beginning of period                1,018,500            85,100            57,200
-------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, end of period                        385,100         1,018,500            85,100
-------------------------------------------------------------------------------------------------------------
Cash Paid For:
     Interest                                             $     397,300     $      88,500     $      52,600
     Income taxes                                         $   1,004,100     $     334,300     $       2,000

Non-Cash Investing and Financing Activities:
     Common stock and notes payable issued in purchase
         of ICF                                           $     361,500     $  12,500,000     $           -
     Options issued for debt fees                         $   1,826,000     $           -     $           -
     Common stock contributed to the Company              $           -     $           -     $           -
=============================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                     COMC, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

1.   Summary of              The Company
     Accounting
     Policies                COMC, Inc. and Subsidiaries (the Company) is a
                             technology service company in the
                             telecommunications industry with a rapidly expanding national geographic service coverage area. The Company designs, implements, supports, and manages LAN/WAN computer network systems voice communication network systems, and premise wiring for both data and voice. In addition, the Company provides customers with permanent and temporary technical professional recruitment and placement services to fill their internal staffing needs.

                             Principles of Consolidation

                             The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Complete Communications, Inc.
                             (CCI) and ICF Communication Solutions, Inc. (ICF). All significant intercompany accounts and transactions have been eliminated.

                             Uses of Estimates

                             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                             Cash and Cash Equivalents

                             The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                             Inventories

                             Inventories, consisting of various parts and equipment for sale, are stated at lower of costs (determined on a first-in, first-out) or market.

                                                     COMC, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                             Property and Equipment

                             Property and equipment are stated at cost.
                             Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from five to seven years. Leasehold improvements are amortized on the straight-line method over the term of the lease or the useful life of the asset, whichever is shorter.

                             Long-Live Assets

                             Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, or whenever management has committed to a plan to dispose of the assets. Such assets are carried at the lower of book value or fair value as estimated by management based on appraisals, current market value, comparable sales value, and undiscounted future cash flows as appropriate. Assets to be held and used affected by such impairment loss are depreciated or amortized at their new carrying amount over the remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization.

                             Revenue Recognition

                             Revenues and related costs for short-term projects (i.e. projects with duration of less than one month) are recognized as the projects are completed. Revenues generated by certain long-term contracts are recognized principally on the percentage-of-completion method in the ratio that cost incurred bears to estimated cost at completion. As of December 31, 1999, all such contracts were short-term.

                             Advertising Costs

                             The cost of advertising is expensed as incurred. Advertising costs for the years ended December 31, 1999, 1998, and 1997, were approximately $24,300,
                             $39,800, and $26,900, respectively.

                                                     COMC, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                             Income Taxes

                             Income taxes are calculated using the liability method of accounting for income taxes specified by SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statements and income tax bases of assets, liabilities and carryforwards using enacted tax rates. Valuation allowances are established when necessary, to reduce deferred tax assets to the amount expected to be realized. Realization is dependent upon future pre-tax earnings, the reversal of temporary differences between book and tax income, and the expected tax rates in effect in future periods.

                             Fair Value of Financial Instruments

                             The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

                                 Cash and Cash Equivalents

                                 The carrying amount reported on the balance sheet for cash and cash equivalents approximates fair value.

                                 Short-Term Debt

                                 The fair value of short-term debt is estimated based on current interest notes available to the Company for debt instruments with similar terms and maturities.

                                 Long-Term Debt

                                 As of December 31, 1999 and 1998, the fair values of the Company's financial instruments approximate their historical carrying amounts.

                                                     COMC, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                             Stock-Based Compensation

                             SFAS No. 123, Accounting for Stock-Based
                             Compensation, encourages entities to recognize compensation costs for stock-based employee compensation plans using the fair value-based method of accounting defined in SFAS No. 123, but allows for the continued use of the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company continues to use the accounting prescribed by APB Opinion No. 25 and as such is required to disclose pro forma net income and earnings per share as if the fair value-based method of accounting had been applied.

                             Earnings Per Common Share

                             In February 1997, the FASB issued SFAS No. 128, Earnings Per Share, which became effective December 28, 1997. Conforming to SFAS No. 128, the Company changed its method of computing earnings per share and restated all prior periods included in the financial statements. Under SFAS No. 128, the dilutive effect of stock options is excluded from the calculation of basic earnings per share. The number of potential common shares not included in diluted earning per share, due to their being antidilutive was 3,564,987 for the year ended December 31, 1999.

                             Comprehensive Income

                             In June 1997, the FASB issued SFAS No. 130,
                             Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealizable gain/loss of available-for-sate securities. The individual components of comprehensive income (loss) are reflected in the statements of shareholders' equity. As of December 31, 1999, the Company did not have any accumulated other comprehensive income loss.

                                                     COMC, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                             Adoption of New Accounting Pronouncements

                             In June 1998, the FASB issued SFAS No. 133,
                             Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133, which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

                             Historically, the Company has not entered into derivative contracts either to hedge existing risk or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to have a material impact on the Company's results from operations, financial position or cash flows.

                             Reclassifications

                             Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified to conform with the 1999 presentation.

                                                     COMC, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

2.       Acquisition         On August 17, 1998, the Company consummated the
                             acquisition of ICF Communication Systems, Inc.
                             (ICF). Under the terms of the Agreement and Plan of Merger dated July 24, 1998, ICF merged with and into a wholly owned subsidiary of the Company that had been especially organized for purposes of this transaction (the Merger). In connection with the Merger, ICF's name was changed to ICF Communication
                             Solutions, Inc. In consideration for the Merger, the two principals of ICF received an aggregate payment valued at approximately $14,000,000, as follows: $1,500,000 in cash at the closing of the transaction; $3,500,000 in promissory notes due and payable throughout 1999, and 6,493,506 shares of the Company's common stock valued at $9,000,000 or $1.386 per share. The Company agreed to use its best efforts to register the shares of common stock issued in connection with the Merger. The Company defaulted on various payments of the promissory notes in 1999, and restructured the notes (see Note
                             7).

                             The above merger was accounted for using the purchase method of accounting. The new balance sheet of ICF as of August 31, 1998 was as follows:

                             ---------------------------------------------------
                             Cash acquired                         $  1,149,300
                             Current assets other than cash           3,823,700
                             Property and equipment                     655,000
                             Other assets                               130,000
                             Current liabilities                     (2,624,200)
                             ---------------------------------------------------
                             Net asset acquired                       3,133,800
                             ---------------------------------------------------
                             Goodwill                                11,123,800
                             ---------------------------------------------------

                                         Total consideration       $ 14,257,600
                             ===================================================

                                                     COMC, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                             Unaudited pro forma consolidated results of operations of the Company as if the purchase had occurred as of January 1, 1998 is as follows. The unaudited pro forma results are not necessarily indicative of the results which would have been obtained had the acquisition actually occurred as of the date indicated nor are they indicative of future results.

                                                                         1998           1997
                             -------------------------------------------------------------------
                             Revenues                               $ 19,702,100   $ 17,929,300
                             Net (loss) income                          (470,800)       282,600

                             Basic and diluted (loss) income per
                                 share                              $      (0.02)  $       0.02
                             -------------------------------------------------------------------

                             Weighted-average number of common
                                shares outstanding                    15,011,800     12,498,107
                             ===================================================================

                             Goodwill was being amortized on a straight-line basis over a twenty-year period, with the Company periodically reviewing goodwill to assess its recoverability.

                             As required by Statement of Financial Accounting Standards (SFAS) No. 121, the Company recorded in December 1999 a loss on the long-lived asset of goodwill when the events and circumstances indicated the asset was impaired. The Company estimated the fair value of this asset based on comparable assets within the industry, the Company's economic outlook and discounted future cash flows. The impairment resulted in a charge to earnings of $10,382,300 in 1999.

                                                     COMC, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

3.   Property and            Property and equipment consisted of the following
     Equipment               as of December 31, 1999 and 1998:

                                                                           1999            1998
                             --------------------------------------------------------------------
                             Furniture and office equipment        $    445,800         409,700
                             Vehicles                                   331,700         359,800
                             Computer equipment                         285,500         274,900
                             Software                                    53,000          52,900
                             Leasehold improvements                      44,800          36,400
                             Other                                        8,300           6,800
                             --------------------------------------------------------------------

                                                                      1,169,100       1,140,500
                             Less accumulated depreciation and
                                amortization                            607,900         424,700
                             --------------------------------------------------------------------

                                                                   $    561,200     $   715,800
                             ====================================================================

4.       Financings          Line of Credit

                             The Company has a $3,000,000 revolving line of credit with a bank that expires in September 2001. The borrowings under the line of credit bear interest at the bank's prime rate plus 2% (10.5% as of December 31, 1999) and is secured by the Company's accounts receivable, inventories, and property and equipment. As of December 31, 1999, there was $2,120,800 available under the line of credit.

                             Debt Financing

                             During 1998, the Company acquired three vehicles for a total purchase price of $44,000 under a financing arrangement with the vehicles as security. The loans bear interest at 9.7% and require monthly payments of $1,100 for 48 months.

                                                     COMC, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                             Annual maturities of the debt financing discussed above for years ending December 31, are as follows:

                             2000                                   $    10,500
                             2001                                        11,200
                             2002                                         9,200
                             ---------------------------------------------------

                                                                    $    30,900
                             ===================================================

5.       Accrued             Accrued expenses consisted of the following as of
         Expenses            December 31, 1999 and 1998:

                                                                       1999             1998
                             --------------------------------------------------------------------

                             Accrued payroll and related expenses  $   317,800          253,200
                             Accrued vacation                          137,600           81,700
                             Accrued commissions                        49,000           43,900
                             Other                                      68,400                -
                             --------------------------------------------------------------------


                                                                   $   572,800      $   378,800
                             ====================================================================

6.       Commitments         Operating Leases
         and
         Contingencies       The Company leases certain offices under operating
                             leases expiring on various dates through 2002.
                             Total rent expense charged to operations was $255,800, $247,700, and $45,600 in 1999, 1998, and
                             1997, respectively. As of December 31, 1999, the minimum future rental commitments under non-cancelable operating leases payable over the remaining terms of the operating leases are:

                             Year ending December 31,                    Amount

                             ---------------------------------------------------

                             2000                                   $   159,700
                             2001                                       133,300
                             2002                                       116,800
                             2003                                        12,700
                             ---------------------------------------------------

                                                                    $   422,500

                             ===================================================

                                                     COMC, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                             Employment Agreements

                             In 1998, the Company entered into two-year employment agreements with two employees providing, among other things, for annual salaries of $135,000 as well as annual bonuses at the discretion of the Company's Board of Directors.

                             In 1999, the Company entered into a two-year employment agreement with its Chief Financial Officer, providing among other things, an annual salary of $135,000, 2,463,896 options to purchase common stock (Note 9), as well as annual bonuses at the discretion of the Company's Board of Directors.

7.       Transactions        In August 1998, the Company entered into a series
         With Related        of six notes aggregating $3,500,000 with the
         Parties             Company's President and the Company's Chief
                             Operating Officer as part of the Merger discussed in Note 2. These notes bore interest at 10%, and had original maturity dates of either January 1999 or August 1999. In 1999, the Company canceled the aforementioned notes and issued two unsecured 10% notes payable for $1,750,000 each to the President and the Chief Operating Officer. Under the new notes, the term of the notes was extended for two additional years (due August 2002), payable in a lump-sum amount at the end, with interest payable monthly. Should the Company default on the new notes or their interest payments, the noteholders have the right to convert the notes to common stock of the Company at $0.50 per share.

                             Interest expense associated with the above notes aggregated $347,159 and $147,390, 1999 and 1998, respectively. As of December 31, 1999 and 1998, accrued interest on these notes aggregated $30,138 and $16,474, respectively.

                             In connection with the restructuring of the notes, the noteholders received 753,246 options (Note 9) to purchase common stock. These options were issued at below fair market value resulting in a deferred finance charge of approximately $361,600, which is included in other assets. The deferred finance charge is being amortized as interest expense over three years, with amortization expense for 1999 being $50,200.

                                                     COMC, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

8.       Defined             In April 1997, the Company amended its defined
         Contribution        contribution plan (the Plan) such that all
         Plan                employees were eligible to participate in the Plan
                             after completing three months of service and attaining the age of 21. To be entitled to an allocation of employer contributions, a participant must complete 1,000 hours of service during the Plan year and must be employed by the Company on the last day of the Plan year. Employees electing to participate in the Plan may contribute up to 20% of their annual compensation. Contributions to the Plan are limited to the maximum amount allowable under the provisions of the Internal Revenue Code.
                             The Company may choose to make contributions to the Plan at its discretion. No discretionary contributions were made for the years ended
                             December 31, 1999, 1998, and 1997.

9.       Income Taxes        The Company had no income tax expense for the year
                             ended December 31, 1997. During 1998, CCI changed its accounting method for income tax purposes for the years ended December 31, 1996 and 1997, which resulted in income tax expense totaling $41,200.
                             This was included in the 1998 current income tax expense.

                             The components of income taxes were as follows for the years ended December 31, 1999:

                             1999           Current     Deferred       Total
                             --------------------------------------------------
                             State        $   56,000   $   (3,000)  $   53,000
                             Federal         214,000      (42,300)     171,700
                             --------------------------------------------------

                                          $  270,000   $  (45,300)  $  224,700
                             ==================================================

                             1998           Current     Deferred       Total
                             --------------------------------------------------
                             State        $   29,000   $   (1,100)  $   27,900
                             Federal          30,600       58,700       89,300
                             --------------------------------------------------

                                          $   59,600   $   57,600   $  117,200
                             ==================================================

                                                     COMC, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                             The components of deferred tax assets and liabilities were as follows at December 31, 1999 and 1998:

                                                                              1999         1998
                             ----------------------------------------------------------------------
                             Deferred tax assets
                                  Net operating loss carryforwards        $        -   $   20,900
                                  State income taxes                          19,000        6,300
                                  Allowance for uncollectable accounts       109,000      108,800
                                  Accrued vacation                            66,000       14,200
                                  Others                                      19,000        2,400
                             ----------------------------------------------------------------------
                                  Gross deferred tax asset                   213,000      152,600

                             Deferred tax liability:
                                  Depreciation                                89,000       73,900
                             ----------------------------------------------------------------------

                                                                          $  124,000   $   78,700
                             ======================================================================

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

                             The actual tax expense differs from the expected tax expense, computed by applying the Federal corporate tax rate of 34% to income before income taxes, as follows:

                                                                        1999        1998        1997
                             --------------------------------------------------------------------------
                             Expected statutory tax expense        $ (3,517,500) $ (72,600)  $ (49,800)
                             Net tax effect of permanent
                                differences                           4,347,800     95,600      11,200
                             State income taxes, net of federal
                                tax effect                             (620,800)    18,400           -
                             Additional CCI's income tax expense
                                due to change in accounting
                                method for income tax purposes                -     87,600           -
                             Valuation allowance                              -          -      38,600
                             Others                                      15,200    (11,800)          -
                             --------------------------------------------------------------------------

                             Income taxes                          $    224,700  $ 117,200   $       -
                             ==========================================================================

                                                     COMC, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                             In June 1998, ICF, the Company's wholly owned subsidiary, agreed to certain Income Tax Examination Changes by the Internal Revenue Service
                             (IRS) which resulted in additional income tax liabilities to the IRS for years 1995, 1996 and 1997 of $1,114,000. At December 31, 1997, ICF had
                             income tax liabilities for those years of $1,410,032 to the IRS and $376,500 to the State. At December 31, 1998, ICF had income tax liabilities for those years of $786,400 to the IRS and $217,700 to the State, which were paid in 1999.

10.      Shareholders'       Common Stock
         Equity
                             In August 1999, the Company's Chairman of the Board and principal stockholder contributed back to the Company 3,651,948 shares of his common stock holdings. These shares are to be reserved for issuance to key employees under the Company' stock option plan. At the time of their contribution to the Company, the shares had a fair market value of $0.50 per share. In the accompanying consolidated financial statements, these shares have been reflected as treasury stock. In 1999, 86,961 of these shares were issued from the exercise of vested stock options.

                             In 1996, the Company verbally granted a consultant approximately 625,000 shares of common stock, at the then fair market value of $0.01 per share, for services rendered. Though recorded on the Company's books of record, these shares were never issued. As the statute of limitations for a verbal commitment has run on the issuance of these shares, and no claim has been made for such shares, the Company reflected the cancellation of these shares on its books of record as of December 1999.

                             During 1998, the Company sold 103,333 Units in a private placement. Each Unit consisted of 10 shares of common stock and 2 warrants to purchase common stock at $2.00 per share. The Company issued a total of 1,063,333 common shares, including 30,000 common shares issued as partial payment of offering costs, and 206,666 warrants, for total cash proceeds of $1,550,000 less cash offering costs of $126,000. The Company also agreed to file a registration statement with respect to the shares included in the Units. The Company also issued to the placement agent warrants to purchase 100,000 common stock at $1.50 per share.

                             In addition in 1998, the Company issued 6,493,506 common shares valued at $9,000,000 to the selling stockholders of ICF (Note 2).

                                                     COMC, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                             In 1997, the Company's Chairman of the Board and principal stockholder, agreed to transfer 5% of the stock to which he was entitled to receive from the acquisition discussed in Note 2 to a former employee in settlement of an employment dispute between the Company and the former employee. The 500,000 shares of common stock were valued at $0.01 per share, its fair value at that time. The shares were transferred in October 1998. There was no financial impact recorded with this transaction.

                             Pursuant to agreements entered into in January 1998, the Company's Chairman of the Board and principal stockholder transferred 1,000,000 shares of his common stock to a former director of the Company and 500,000 shares of his common stock to the Company's former Chief Financial Officer. The Audit Committee of the Board of Directors has put a value of $0.01 per share on these transactions, representing the then fair value of the shares.

                             Stock Purchase Warrants

                             As of December 31, 1999, the following common stock warrants were issued and outstanding:

                                                       Shares Subject    Exercise    Expiration
                             Issued with respect to:     to Warrant       Price         Date
                             ------------------------------------------------------------------
                             Financing                    206,666        $   2.00       2003
                             Financing                    100,000        $   1.50       2003

                             Stock Option Plan

                             In November 1999, the Company adopted a Stock Option Plan (The Plan). The Plan is restricted to employees, officers, and consultants of the Company. Options granted under the Plan vest over five years and are exercisable over ten years. Non-statutory options are granted at prices not less than 85% of the estimated fair value of the stock on the date of grant as determined by the Board of Directors. Incentive options are granted at prices not less than 100% of the estimated fair value of stock on the date of grant. However, options granted to shareholders who own greater than 10% of the outstanding stock are established at no less than 110% of the estimated fair value of the stock on the date of grant.

                                                     COMC, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                             A summary of the status of the Company's outstanding stock options as of December 31, 1999, and changes during the year then ended is presented in the following table:

                                                                      Options Outstanding
                                                        ------------------------------------------
                                                                       Shares Under     Wtd. Avg.
                                                             Shares      the Plan       Ex. Price
                                                        ------------------------------------------
                               Beginning balances                  -               -    $     -
                               Granted                             -         240,000       0.08
                               Granted                     3,651,948               -       0.50
                               Exercised                     (86,961)              -       0.08
                               -------------------------------------------------------------------

                               Ending balances             3,564,987         240,000       0.10
                               ===================================================================

                               Exercisable at year-end                     3,564,987
                               ===================================================================

                               Weighted-average fair
                                value of options granted
                                during the period:                                         0.48
                                                                                        ==========

                             Options granted under the Plan were for employees of the Company, whereas, the balance of the options granted were pre-plan and issued to officers and directors of the Company.

                             The following table summarizes information about stock options outstanding as of December 31, 1999:

                                                           Options Outstanding                  Options Exercisable
                                               ------------------------------------------- -------------------------------
                                                                  Wtd. Avg.
                                                    Number        Remaining     Wtd. Avg.      Number
                                  Range of      Outstanding at   Contractual    Exercise    Exercisable      Wtd. Avg.
                               Exercise Prices     12/31/99         Life          Price     at 12/31/99    Exercise Price
                               --------------   -------------- -------------- ------------ ------------- -----------------
                               $ 0.01-0.10           240,000      9.8 years   $      0.08             -   $      0.08
                               $ 0.11-0.50         3,564,987      9.9 years   $      0.50     3,564,987   $      0.50
                                                --------------                --------------------------

                                                   3,804,987                  $      0.10     3,564,987   $      0.50
                                                ==============                ==========================

                                                     COMC, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                             In connection with the grant of certain warrants and stock options in 1999, the Company recorded consulting expense of $204,400, representing the difference between the deemed fair market value and the exercise price of the stock options as determined by the Board of Directors on the date of grant. The deferred interest is being amortized over three years, and in 1999, the Company recognized $50,200 of interest expense associated with these options.

                             SFAS No. 123, Accounting for Stock-Based
                             Compensation, requires the Company to provide pro forma information regarding net (loss) income and
                             (loss) earnings per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No.123. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option pricing-model with the following weighted average assumptions used for grants in 1999: dividend yield of 0; expected volatility of 130%; risk-free interest rate of 5.6%; and expected lives of years for all plan options. The Company adopted its Stock Option Plan in 1999 and consequently had no stock options granted in 1998 or 1997. Under the accounting provisions of SFAS No. 123, the Company's pro forma net loss and the basic and diluted net loss per common share would have been adjusted to the pro forma amounts below.

                                                                                     1999
                              ------------------------------------------------------------------
                              Net loss:
                                   As reported                                  $ (10,570,200)
                                   Pro forma                                    $ (10,811,500)

                              Basic and diluted earnings (loss) per share:
                                   As reported                                  $       (0.55)
                                   Pro forma                                    $       (0.56)

                                                     COMC, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

11.  Concentration of        Financial instruments, which potentially subject
     Credit Risk             the Company to concentration of credit risk,
                             consist principally of cash and cash equivalents, and trade receivables. The Company places its cash and cash equivalents with high quality financial institutions and, by policy, limits the amounts of credit exposure to any one financial institution.

                             The Company's accounts receivable are derived from many customers in various industries. The Company believes any risk of accounting loss is significantly reduced due to the diversity of its end-customers and geographic sales areas. The Company performs credit evaluation of its customers' financial condition whenever necessary, and generally does not require cash collateral or other security to support customer receivables.

12.      Major               For the ended December 31, 1999, two customers
         Customers           accounted for approximately 33% and 26% of total
                             revenues, respectively, with related accounts receivable as of December 31, 1999 of $2,105,600 and $451,900, respectively.

                             For the year ended December 31, 1998, four customers accounted for approximately 38%, 22%, 11%, and 11% of total revenues, respectively.

                             For the year ended December 31, 1997, two customers accounted for approximately 33% and 17% of total revenues.

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

                                        COMC, INC.


                                        By:  /s/ John Ackerman
                                           -------------------------------------
                                           John Ackerman, Chairman

Dated: April 15, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of April 28, 2000 by the following persons on behalf of Registrant and in the capacities indicated.


                                           /s/ John Ackerman
                                        ----------------------------------------
                                        John Ackerman, Chairman

                                           /s/ Donald Baker
                                        ----------------------------------------
                                        Don Baker, Director

                                           /s/ Matt Burns
                                        ----------------------------------------
                                        Matt Burns, Director

                                           /s/ Charles Lincoln
                                        ----------------------------------------
                                        Charles Lincoln, Director

                                           /s/ Christopher Smith
                                        ----------------------------------------
                                        Christopher Smith, Director

EXHIBITS

2.01 Letter Agreement with Complete Communications, Inc. dated as of June 3, 1996(1)

2.02     Agreement of Merger dated July 19, 1996 between the Company and ICF(2)

3.01     Certificate of Incorporation(3)

3.02     By-laws(4)

10.01    Loan Agreement between COMC and Mr. Burns dated August 10, 1999.(5)

10.02    Loan Agreement between COMC and Mr. Lincoln dated August 10, 1999.(5)

10.03 Stock Purchase Agreement by and among COMC, Mr. Ackerman and Mr. Smith dated August 10, 1999.(5)

10.04 Contributing Agreement by and between COMC and Mr. Ackerman dated August 10, 1999.(5)

10.05 Stock Option Agreement by and between COMC and Mr. Burns dated August 10, 1999.(5)

10.06 Stock Option Agreement by and between COMC and Mr. Lincoln dated August 10, 1999.(5)

10.07 Stock Option Agreement by and between COMC and Mr. Smith dated August 10, 1999.(5)

10.08 Stock Option Agreement by and between COMC and Gramercy dated August 10, 1999.(5)

10.09 Registration Rights Agreement by and between COMC, Messrs. Burns, Lincoln and Smith dated August 10, 1999.(5)

10.10 Stockholders Agreement by and between COMC, the Burns Trust, the Lincoln Trust and Messrs. Ackerman and Smith dated August 10, 1999.(5)

10.11    COMC 1999 Stock Option Plan and form of Incentive Stock Option
         Agreement.

16.01 Letter dated February 23, 2000 from Hollander, Lermer and Co. LLP to the office of the Chief Accountant, Division of Corporation Finance.(6)

16.02 Letter dated February 21, 2000 from Deloitte and Touche LLP to the Commission.(6)

----------------------------
(1) Incorporated by reference to the Company's Information Statement dated September 15, 1996

(2)      Incorporated by reference to the Company's Form 8-K filed August 31,
         1998.

(3) Incorporated by reference to the Company's Registration Statement declared effective March 25, 1987.

(4) Incorporated by reference to the Current Report on Form 8-K dated January 9, 1997.

(5) Incorporation by reference to the Current Report on Form 8-K dated October 15, 1999.

(6) Incorporation by reference to the Current Report on Form 8-K dated February 25, 2000.