Form 10QSB
period 2000-03-31
COMC INC
filed 2000-05-16
CIK 754568

================================================================================

                     THE SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: March 31, 2000

        / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO __________

                           Commission File No. 0-16472

                                   COMC, INC.
             (Exact Name of Registrant as Specified in its Charter)

                 Illinois                                 95-4628378
     -------------------------------       -----------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

                             2840 Howe Road, Suite D
                           Martinez, California 94553
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (925) 335-4000
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter Period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.

Yes /X/  No / /

As of May 15, 2000, a total of 20,947,741 shares of our common stock was issued and outstanding. Of this number, 3,564,987 shares are held in Treasury.

Transitional Small Business Disclosure Format.  Yes / /  No /X/

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                           COMC, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

================================================================================

                                Table of Contents


                                      10QSB

PART I.......................................................................2
Item 1.......................................................................2
Consolidated Balance Sheets..................................................2
Consolidated Balance Sheets..................................................3
Consolidated Statement of Operations.........................................4
Consolidated Statement of Cash Flows.........................................5
Item 2.......................................................................6
Part II......................................................................9
Item 1.......................................................................9
Item 2.......................................................................9
Item 3.......................................................................9
Item 4.......................................................................9
Item 5.......................................................................9
Item 6.......................................................................9

COMC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The interim consolidated financial statements presented have been prepared by COMC, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2000 and 1999, (b) the financial position at March 31, 2000 and (c) the cash flows for the three months ended March 31, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December 31, 1999 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's 1999 Annual Report on Form 10-KSB, the Company's NT 10-K, and Form 8-K's filed on April 27, 2000, March 30, 2000, February 25, 2000, March 29, 2000
and April 14, 2000, respectively.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain statements of a forward-looking nature relating to future performance of the Company. Prospective investors are cautioned that such statements are only predictions, and actual events or results may differ materially.

Overview

         COMC, Inc. ("COMC", the "Company", "we", or "us") is a technology service company in the telecommunications industry with a rapidly expanding national geographic service coverage area. We design, implement, support and manage LAN/WAN computer network systems, voice communication network systems, and premise wiring for both data and voice. In addition, we distribute and maintain equipment on behalf of major telecommunication equipment manufacturers. Service-related revenues, maintenance and client outsourcing services, through our wholly owned subsidiary, ICF, which now represents 100% of our total revenues. Our gross margin varies significantly depending on the percentage of service revenues versus revenues from the sale and installation of products (with respect to which we obtain a lower margin). For our major customers, we typically provide these services under contracts with a duration of one or more years.

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

Results of Operations, Quarter ended March 31:

         Dollars in Thousands                 2000         1999
         --------------------                 ----         ----
         Net Revenues
             Data & Voice Services           $5,155       $3,846
             Recruitment Services              $798       $1,268
                                             ------       ------
                 Total Revenues              $5,953       $5,114
                                             ======       ======

         Our revenues were $5,952,700 and $5,114,300 for the three months ended March 31, 2000 and 1999, respectively, representing an increase of 16%. This increase was due primarily to a 34% increase in Data and Voice Services revenue for the period, offset by a 37% decline in Recruitment Services revenue. Data and Voice Services benefited from a number of new client project billings, as well as significant period conversion project work relating to one of our larger existing clients. Recruitment Services revenue declined due to the unanticipated loss of a number of key recruitment professionals, which have since been replaced, as well as from a tightening of the labor market's effect on our ability to identify qualified professionals for our clients in the period.

QUARTER ENDED MARCH 31:

                                                  Gross                 Gross
                                                  Profit                Profit
       Dollars in Thousands               2000    Margin        1999    Margin
       --------------------               ----    ------        ----    ------
       Gross Profit
             Data & Voice Services       $2,550     49%        $1,141     29%
             Recruitment Services          $269     34%          $323     25%
                                         ------                ------
                 Total Gross Profit      $2,818     47%        $1,464     28%
                                         ======                ======

         Cost of revenues was $3,133,800 and $3,649,900 for the three months ended March 31, 2000 and 1999, respectively, representing a decrease of 14%. Conversely, our Gross Profit for the comparable periods were $2,818,900 and $1,464,400, respectively, representing an increase of 92%. Gross profit and margin for Data and Voice Services were $2,549,500 and 49%, respectively, for the three months ended March 31, 2000 as compared with $1,141,400 and 29%, respectively for the three months ended March 31, 1999. The increase in margin was due to more favorable pricing on services, more efficient management of technical labor and lower comparable product sales, which typically carry a much lower gross profit margin. Gross profit and margin for Recruitment Services were $269,400 and 34%, respectively for the three months ended March 31, 2000 as compared with $323,000 and 25%, respectively for the three months ended March 31, 1999. The increase in margin was due to a higher percentage of permanent placement revenue as compared to the prior period, which has significantly higher margin.

         Selling, general and administrative expenses increased only 3% from $1,334,900 for the three months ended March 31, 1999 to $1,387,700 for the three months ended March 31, 2000 in light of revenue growth of 16%. This was due to the focused management of our fixed operating costs period over period. Our holding company expenses increased by $21,200 from $173,700 for the three months ended March 31, 1999 to $194,900 for the three months ended March 31, 2000. SG&A expenses for ICF's operations increased from $1,161,200 for the three months ended March 31, 1999 to $1,192,800 for the three months ended March 31, 2000.

         Depreciation expenses were $56,000 and $51,400 for the three months ended March 31, 2000 and 1999, respectively. This slight increase was due to the purchase additional field service and new office equipment. We expect that depreciation will continue to increase in dollar terms as a result of additional investments in capital equipment required to support the anticipated growth in our business.

         Amortization expense relating to goodwill was $0 and $139,100 for the three months ended March 31, 2000 and 1999, respectively. The elimination of goodwill amortization in 2000 was due to the write-off of goodwill in the fiscal year ended

December 31, 1999. In December 1999, under the guidelines of Statement of Financial Accounting Standards No. 121, we assessed the recoverability of certain of our long-lived assets, namely goodwill. We estimated the fair value of our goodwill based on comparable assets within the industry, our economic outlook and discounted future cashflows. These procedures resulted in the determination that the aforementioned asset had been permanently impaired, and a charge to earnings of $10,382,300 resulted in 1999 with the write-off of all of our amortizable goodwill.

                                             March 31,    March 31,
       Dollars in Thousands                    2000         1999
       --------------------                    ----         ----
       Earnings Before Interest, Tax,
         Depreciation and Amortization       $1,431         $130

         Earnings before interest expense, income tax, depreciation and amortization expenses ("EBITDA") increased by over 10 times to $1,431,200 for the three months ended March 31, 2000 from $129,500 for the three months ended March 31, 1999.

         Interest Income increased slightly from $1,600 for the three months ended March 31, 1999 to $2,200 for the three months ended March 31, 2000 due to slightly higher average daily cash balances with interests rates earned remaining relatively constant throughout the comparable periods.

         Interest Expense increased for the three months ended March 31, 2000 to $41,100 from $11,700 for the three months ended March 31, 1999, due to increased borrowing of our working capital line of credit which was utilized to accelerate the repayment of ICF's income tax liabilities relating to years prior to 1998, as well as to fund the growth in our working capital.

         Interest Expense - Related Party increased slightly for the comparable period to $118,600 due to a slightly higher interest rate versus the prior year on the same principal balance, and the inclusion of a non-cash charge relating to the amortization of deferred finance charges of $30,000 in the Quarter.

         Other Income (Expense) is comprised mostly of bank fees and charges associated with our line of credit, offset by miscellaneous income for the period, which resulted in income of $300 for the three months ended March 31, 2000, versus $2,900 for the three months ended March 31, 1999.

         An Income Tax provision of $480,000 was taken for the three months ended March 31, 2000 due to our increase in taxable income versus a year ago.

         Net Income increased to $738,000, or $.04 per share, fully-diluted for the three months ended March 31, 2000 versus a Net Loss of $151,700 for the three months ended March 31, 1999.

Liquidity and Capital Resources

         Cash and cash equivalents decreased to $311,600 at March 31, 2000 compared to $385,100 at December 31, 1999.

         Cash Flows From Operating Activities: For the three months ended March 31, 2000, cash used in operating activities was $32,500 which resulted primarily from our net income of $738,000, increased by noncash charges of $266,000, decreased by our growth in operating assets of $1,782,700 and increased by our growth in liabilities of $746,200.

         Accounts receivables increased $1,592,200 due to greater activity in the first quarter of 2000 as well as overall growth in our business. Payables and accruals increased due to greater purchases and accrued payroll.

         Cash Flows From Investing Activities: For the three months ended March 31, 2000, net cash used for investing activities was $60,900, as a result of $55,000 in new equipment purchases, offset by asset sales and deposit increases of $5,900.

         Cash Flows From Financing Activities: For the three months ended March 31, 2000, net cash generated from our financing activities was $19,900, due primarily from our line of credit usage.

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

         Our net working capital at March 31, 2000 was a positive $3,858,100, an increase of $939,600. We believe that our current cash flow from operations plus our present sources of liquidity from current assets, and funds from the Line of Credit Facility, will be sufficient to finance operations for the foreseeable future and meet our short-term obligations.

         We intend to continue our search for additional merger and acquisition candidates that will expand our existing markets in related products and services. These potential acquisitions are anticipated being funded with a combination of additional bank debt, debt provided by the sellers of the companies we purchase, and from the private or public sale of additional equity securities.

         We have depended on a few large customers for the majority of our revenue to date. A loss of any one could have a material effect on our liquidity. Due to the quality of our major customers, the collectability of accounts receivable has not been a problem.

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

         During our Board meeting that took place on March 27, 2000, our Board of Directors approved resolutions that, among other things, authorized and directed our Chairman and Chief Financial officer to do the following on the Company's behalf:

     (i) sell a sufficient number of shares of our common stock, in combination with the issuance of warrants or stock options to acquire shares of our common stock, in order to raise a total of approximately Two Million Six Hundred Twenty-five Thousand Dollars and no/100ths;

     (ii) negotiate and enter into on behalf of the Company a Stock Purchase Agreement or Stock Purchase Agreements providing for the Company's sale of a sufficient number of shares of the Company's common stock, which, in combination with the issuance of warrants or stock options as provided below, will raise up to a total of approximately Two Million Six Hundred Twenty-five Thousand Dollars and no/100ths ($2,625,000.00);

     (iii) negotiate and deliver on behalf of the Company a Warrant Agreement, Warrant Agreements, Stock Option Agreement or Stock Option Agreements which, upon exercise, and in combination with the sale of shares of the Company's common stock as provided above, will raise up to a total of approximately Two Million Six Hundred Twenty-five Thousand Dollars and no/100ths ($2,625,000.00); and

     (iv) negotiate and enter into a settlement and mutual release agreement by and between the Company, ICF and Charles E. Lincoln ("Lincoln"), providing for, among other things, (a) the Corporation's payment of all amounts owing under a promissory note made by the Company in favor of Lincoln in the original principal amount of $1,750,000.00; (b) the Company's payment of all amounts owing under an Employment Agreement by and between the Company, Lincoln and ICF (the "Employment Agreement"); and (c) the settlement and mutual release of any and all claims that the Company, ICF and Lincoln may have against one another and the termination of the Employment Agreement.

         From April 17, 2000 through May 15, 2000, we raised approximately $1,310,000 through a private placement of 1,310,000 shares of our common stock and options to purchase 655,000 shares of our common stock for $1.00 per share with various accredited investors (the "Investors"). The options are exercisable at any time within the next five years. On April 26, 2000, some of the Investors exercised options and purchased 472,500 shares of common stock under their option agreements. In connection therewith, 236,250 shares of our common stock were surrendered to us at the April 26, 2000 OTCBB closing price of $2.00 per share in a "cashless" transaction and in full payment of $472,500 due from exercise. Consequently, only 236,250 shares of common stock were issued as a result of this exercise of options. As of May 10, 2000, and based upon the above referenced transactions we have a total of 20,947,741 shares of common stock issued and outstanding, of which 3,564,987 are held in Treasury. A copy of the form of the Stock Purchase Agreement, Option Agreement and Registration Rights Agreement we entered into with the Investors is attached hereto as Exhibit 1, 2, and 3, respectively.

         On May 10, 2000, the Company, ICF and Charles Lincoln entered into a Settlement and Release Agreement, which provided for, among other things: a) the termination of Lincoln's Employment as our President and Chief Executive Officer and the termination of the Employment Agreement; b) the repayment of the outstanding principal balance and all interest owing under the Subordinated Note due to Charles E. Lincoln, in the amount of $1,759,722.22, which was paid on April 19, 2000; c) our agreement to pay a lump sum of $185,291.73 as an aggregate severance payment under the Employment Agreement, on or before July 29, 2000; d) our agreement to pay for Lincoln's continued participation, at the Company's expense, in the Company's portion of health insurance and disability insurance programs, to the extent permitted under such programs, until August 10, 2001; and, e) various confidentiality, non-solicitation and non-disclosure clauses. Under the Older Worker's Protection Act, Lincoln may rescind this Settlement and Release Agreement at any time on or prior to May 18, 2000. A copy of the Settlement and Release Agreement is attached hereto as Exhibit 4.

         On May 11, 2000, Charles E. Lincoln tendered his resignation as a member of our Board of Directors, effective immediately.


          Not applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits
              (1) Form of Stock Purchase Agreement
              (2) Form of Option Agreement
              (3) Form of Registration Rights Agreement
              (4) Settlement and Release Agreement


         (6)  Reports on Form 8-K

          On February 25, 2000, we filed a Form 8-K reporting the change of our accountants and other items detailed above.

          On March 29, 2000, we filed a Form 8-K reporting the change of our accountants and other items detailed above.

          On April 14, 2000, we filed a Form 8-K reporting the delay in the filing of our annual report (Form 10-KSB) due to the above referenced changes of our accountants.


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

                            COMC, INC.

                                By: /s/ Christopher Smith
                                   ------------------------
                                   Christopher Smith, Chief Financial Officer




Dated:  May 15, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of May 15, 2000 by the following persons on behalf of Registrant and in the capacities indicated.

                                 /s/ Christopher Smith
                                 -----------------------
                                 (Principal Financial and Accounting Officer)

                           COMC, Inc. and Subsidiaries




                                              Consolidated Financial Statements
                                         Quarters Ended March 31, 2000 and 1999
                                                                    (Unaudited)

                                                    COMC, Inc. and Subsidiaries


                                          Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                     March 31, 2000    December 31, 1999
--------------------------------------------------------------------------------------------------------
                                                                        (Unaudited)        (Unaudited)
Assets

Current:
     Cash and cash equivalents                                     $        311,600   $        385,100
     Accounts receivable, less allowance for doubtful
       accounts of $273,100 and $273,100, respectively                    6,113,600          4,521,400
     Inventories                                                            225,900            194,000
     Loans receivable from employee                                          15,600                  -
     Prepaid expenses and other current assets                              161,200             34,900
     Refundable income taxes                                                 15,700                  -
     Deferred income taxes                                                  213,500            213,500
--------------------------------------------------------------------------------------------------------
Total Current Assets                                                      7,057,100          5,348,900

Property and Equipment, net                                                 562,200            561,200

Other Assets                                                                343,800            368,900
--------------------------------------------------------------------------------------------------------
                                                                   $      7,963,100   $      6,279,000
========================================================================================================

                                                    COMC, Inc. and Subsidiaries


                                          Consolidated Balance Sheets
--------------------------------------------------------------------------------



                                                                          March 31, 2000    December 31, 1999
-------------------------------------------------------------------------------------------------------------
                                                                          (Unaudited)         (Unaudited)
Liabilities and Shareholders' Equity

Current Liabilities:
     Bank borrowings                                                    $        901,600   $        879,200
     Accounts payable                                                            802,300            648,000
     Accrued expenses                                                            768,000            572,800
     Current portion of long-term debt                                            10,500             10,500
     Customer deposits                                                           123,800                  -
     Accrued interest due related party                                           30,100             30,100
     Income taxes payable                                                        562,700            270,000
     Other current liabilities                                                         -             19,800
-----------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                      3,199,000          2,430,400

Long-term Debt, less current portion                                              17,900             20,400
Related Party Notes Payable                                                    3,500,000          3,500,000
Deferred Income Taxes                                                            269,500             89,500
-----------------------------------------------------------------------------------------------------------
Total Liabilities                                                              6,986,400          6,040,300
-----------------------------------------------------------------------------------------------------------
Commitments

Shareholders' Equity:
     Common stock, $.01 par value; 40,000,000 shares authorized;
       19,401,491 and 20,054,946 shares issued and outstanding,
       respectively                                                              194,000            194,000
     Additional paid-in capital                                               12,918,100         12,918,100
     Accumulated deficit                                                     (10,355,600)       (11,093,600)
     Treasury stock at cost; 3,564,987 and no shares, respectively            (1,779,800)        (1,779,800)
-----------------------------------------------------------------------------------------------------------
Total Shareholder's Equity                                                       976,700            238,700
-----------------------------------------------------------------------------------------------------------
                                                                        $      7,963,100   $      6,279,000
===========================================================================================================

                                                    COMC, Inc. and Subsidiaries


                                          Consolidated Statements of Operations
-------------------------------------------------------------------------------



Quarters Ended March 31,                                                      2000             1999
----------------------------------------------------------------------------------------------------------
                                                                          (Unaudited)       (Unaudited)
Revenues :
     Data and voice services                                             $  5,154,800    $      3,846,300
     Recruitment services                                                     797,900           1,268,000
----------------------------------------------------------------------------------------------------------
                                                                            5,952,700           5,114,300
Cost of Revenues:
     Data and voice services                                                2,605,300           2,704,900
     Recruitment services                                                     528,500             945,000
---------------------------------------------------------------------------------------------------------
                                                                            3,133,800           3,649,900
---------------------------------------------------------------------------------------------------------
Gross Profit                                                                2,818,900           1,464,400
---------------------------------------------------------------------------------------------------------
Operating Expenses:
     Selling, general, and administrative                                   1,387,700           1,334,900
     Noncash expenses:
       Amortization of goodwill                                                     -             139,100
       Depreciation and amortization                                           56,000              51,400
---------------------------------------------------------------------------------------------------------
                                                                            1,443,700           1,525,400
---------------------------------------------------------------------------------------------------------
Income (Loss) From Operations                                               1,375,200             (61,000)
---------------------------------------------------------------------------------------------------------
Other Income (Expense):
     Interest income                                                            2,200               1,600
     Interest expense                                                        (129,600)            (11,700)
     Interest expense, related party                                          (30,100)            (83,500)
     Other                                                                        300               2,900
---------------------------------------------------------------------------------------------------------
                                                                             (157,200)            (90,700)
---------------------------------------------------------------------------------------------------------
Income (Loss) Before Provision for Income Taxes                             1,218,000            (151,700)

Provision for Income Taxes                                                    480,000                   -
---------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                         $   738,000    $       (151,700)
==========================================================================================================
Basic and Diluted Income (Loss) per Common Share                          $     0.038    $         (0.007)
==========================================================================================================
Basic and Diluted Weighted-Average Common Shares Outstanding               19,401,491          20,054,946
==========================================================================================================


                                                     COMC, Inc. and Subsidiaries


                                 Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------



Quarters Ended March 31,                                                    2000                  1999
-------------------------------------------------------------------------------------------------------------
                                                                         (Unaudited)           (Unaudited)
Cash Flows From Operating Activities:
     Net Income (Loss)                                             $         738,000       $      (151,700)
     Adjustments to reconcile net loss to net cash provided
       by (used in) operating activities:
         Depreciation and amortization                                       86,000                190,400
         Deferred income taxes                                              180,000
         Gain loss on disposition of capital equipment                       (1,000)                     -
         Changes in operating assets and liabilities:
              Accounts receivable                                        (1,592,200)              (589,400)
              Inventories                                                   (31,900)               (67,900)
              Refundable income taxes                                       (15,700)                    -
              Prepaid expenses and other current assets                    (141,900)               (86,600)
              Accounts payable and accrued expenses                         349,500                858,500
              Income taxes payable                                          292,700               (300,400)
              Customer's deposits                                           123,800                      -
              Other current liabilities                                     (19,800)                     -
----------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                                       (32,500)              (147,100)
----------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
     Sales of property and equipment                                          1,000                      -
     Deposits                                                                (6,900)               (20,900)
     Loans receivable from officer                                                -                      -
     Purchase of property and equipment                                     (55,000)               (32,600)
----------------------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities                                       (60,900)               (53,500)
----------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
     Bank overdraft                                                               -                (69,400)
     Advances from bank loans and other credit institutions                  22,400                      -
     Payment for long-term debt and short term debts                         (2,500)               (13,800)
----------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used in) Financing Activities                          19,900                (83,200)
----------------------------------------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents                                   (73,500)              (283,800)
Cash and Cash Equivalents, beginning of period                              385,100              1,018,500
----------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, end of period                                    311,600                734,700
----------------------------------------------------------------------------------------------------------
Cash Paid For:
     Interest                                                      $        129,600        $        95,200
==========================================================================================================
