Form 10QSB
period 2000-06-30
COMC INC
filed 2000-08-15
CIK 754568

================================================================================

                     THE SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: June 30, 2000

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

                                 Yes /X/ No / /

             As of August 14, 2000, a total of 20,957,741 shares of
              our common stock was issued and outstanding. Of this
                 number, 3,564,987 shares are held in treasury.

          Transitional Small Business Disclosure Format. Yes / / No /X/

================================================================================

                                Table of Contents

                                      10QSB

PART I................................................................2
Item 1................................................................2
     Consolidated Balance Sheets......................................2
     Consolidated Balance Sheets......................................3
     Consolidated Statement of Operations.............................4
     Consolidated Statement of Cash Flows.............................5
Item 2................................................................6
Part II...............................................................9
Item 1................................................................9
Item 2................................................................9
Item 3................................................................9
Item 4................................................................9
Item 5................................................................9
Item 6................................................................9

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                   COMC, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                                                     June 30,      December 31,
                                                                       2000            1999
                                                                   -------------- ---------------
                                                                     (UNAUDITED)
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                      $ 7,864,700       $ 385,100
      Accounts receivable, net of allowance for doubtful accounts
         of $247,771 and $273,100, respectively                        7,779,000       4,521,400
      Inventories                                                        185,000         194,000
      Prepaid expenses and other current assets                          131,900          34,900
      Loans receivable from officer                                      150,400               -
      Deferred income taxes                                              213,500         213,500
                                                                   -------------- ---------------
             TOTAL CURRENT ASSETS                                     16,324,500       5,348,900

 PROPERTY AND EQUIPMENT, Net                                             671,100         561,200

 OTHER ASSETS                                                            339,200         368,900
                                                                   -------------- ---------------

TOTAL ASSETS                                                         $17,334,800     $ 6,279,000
                                                                   ============== ===============

 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
      Bank borrowings                                                $ 1,210,000     $   879,200
      Accounts payable                                                 2,015,500         648,000
      Accrued liabilities                                                974,800         572,800
      Current portion of long-term debt                                   10,500          10,500
      Customer deposits                                                8,768,200               -
      Accrued interest - Related party                                         -          30,100
      Income taxes payable                                               335,000         270,000
      Other current liabilities                                                -          19,800
                                                                   -------------- ---------------
             TOTAL CURRENT LIABILITIES                                13,314,000       2,430,400
                                                                   -------------- ---------------

 LONG-TERM DEBT, net of current portion                                   15,400          20,400
 NOTES PAYABLE TO SHAREHOLDERS                                           750,000       3,500,000
 DEFERRED INCOME TAXES                                                    89,500          89,500
                                                                   -------------- ---------------
 TOTAL LIABILITIES                                                    14,168,900       6,040,000
                                                                   -------------- ---------------

 SHAREHOLDERS' EQUITY
   Common stock, $.01 par value; authorized - 40,000,000 shares
        authorized, 21,193,991 and 20,054,946 shares issued and          211,900         194,000
          outstanding, respectively
     Additional paid-in capital                                       14,692,700      12,918,100
     Accumulated deficit                                              (9,486,400)    (11,093,600)
     Treasury Stock                                                   (2,252,300)     (1,779,800)
                                                                   -------------- ---------------
             TOTAL SHAREHOLDERS' EQUITY                                3,165,900         238,700
                                                                   -------------- ---------------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 17,334,800     $ 6,279,000
                                                                   ============== ===============
                                                                               -               -

   See accompanying notes to consolidated financial statements.

                   COMC, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Three Months ended                Six Months Ended
                                                                             June 30th,                      June 30th,
                                                                   ------------------------------   ------------------------------
                                                                       2000            1999             2000            1999
                                                                   -------------- ---------------   -------------- ---------------
                                                                    (UNAUDITED)     (UNAUDITED)      (UNAUDITED)     (UNAUDITED)

REVENUES

     Data and Voice services                                         $ 7,216,100     $ 3,569,400     $ 12,370,900     $ 7,415,700
     Recruiting services                                                 699,200       1,229,300        1,497,100       2,497,300
                                                                   -------------- ---------------   -------------- ---------------
           Total Revenues
                                                                       7,915,300       4,798,700       13,868,000       9,913,000
COSTS AND EXPENSES:
     Cost of revenues -  Data and Voice services                       4,199,500       2,311,800        6,804,800       5,016,700
     Cost of revenues -  Recruiting services                             438,000         896,100          966,500       1,841,100
                                                                   -------------- ---------------   -------------- ---------------
                                                                       4,637,500       3,207,900        7,771,300       6,857,800
                                                                   -------------- ---------------   -------------- ---------------
           Gross profit                                                3,277,800       1,590,800        6,096,700       3,055,200
                                                                   -------------- ---------------   -------------- ---------------

     Selling, general and administrative - Consolidated                1,768,300       1,271,400        3,155,900       2,606,200
     Amortization  of goodwill                                                 -         139,000                -         278,100
     Depreciation and amortization                                        70,000          52,400          126,000         103,800
                                                                   -------------- ---------------   -------------- ---------------
            TOTAL GENERAL AND ADMINISTRATIVE EXPENSES                  1,838,300       1,462,800        3,281,900       2,988,100
                                                                   -------------- ---------------   -------------- ---------------

INCOME FROM OPERATIONS                                                 1,439,500         128,000        2,814,800          67,100
                                                                   -------------- ---------------   -------------- ---------------

OTHER INCOME (EXPENSE):
     Interest income                                                     102,200           2,100          104,400           3,700
     Interest expense                                                   (115,100)       (103,700)        (274,700)       (198,900)
     Other, net                                                           (2,600)            200           (2,300)          3,100
                                                                   -------------- ---------------   -------------- ---------------
            TOTAL OTHER INCOME (EXPENSE)                                 (15,500)       (101,400)        (172,600)       (192,100)

INCOME (LOSS) BEFORE INCOME TAXES                                      1,424,000          26,600        2,642,200        (125,000)

INCOME TAXES                                                            (555,000)        (61,300)      (1,035,000)        (61,200)
                                                                   -------------- ---------------   -------------- ---------------

NET INCOME (LOSS)                                                      $ 869,000       $ (34,700)     $ 1,607,200      $ (186,200)
                                                                   ============== ===============   ============== ===============

NET INCOME (LOSS) PER SHARE - BASIC                                      $ 0.051   $                      $ 0.098    -   $ (0.009)
                                                                   ============== ===============   ============== ===============

NET INCOME (LOSS) PER SHARE - DILUTED                                    $ 0.042   $                      $ 0.081    -   $ (0.009)
                                                                   ============== ===============   ============== ===============

SHARES USED IN PER-SHARE CALCULATION - BASIC                          16,929,279      20,054,946       16,382,891      20,054,946
                                                                   ============== ===============   ============== ===============

SHARES USED IN PER-SHARE CALCULATION - DILUTED                        20,461,967      20,054,946       19,747,780      20,054,946
                                                                   ============== ===============   ============== ===============


   See accompanying notes to consolidated financial statements.

                           COMC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Six Months Ended
                                                                                    June 30th
                                                                      -------------------------------------
                                                                            2000               1999
                                                                      -----------------  ------------------
                                                                         (UNAUDITED)        (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                     $ 1,607,200          $ (186,200)
     Adjustments to reconcile net (loss) to net cash provided by operating activities:
     Depreciation and amortization                                             186,300             381,900
     Allowance for doubtful accounts                                           (25,300)                  -
     Loss on disposition of capital equipment                                    2,200                   -
     Changes in operating assets and liabilities:
        Accounts receivable                                                 (3,232,300)             27,200
        Inventories                                                              9,000             (72,000)
        Prepaid expenses and other current assets                              (97,000)            (50,700)
        Accounts payable and accrued expense                                 1,769,500             186,600
        Income taxes payable                                                    65,000            (278,700)
        Customers' deposits                                                  8,768,200                   -
        Other current liabilities                                              (19,800)                  -
        Accrued interest due related party                                     (30,100)                  -
                                                                      -----------------  ------------------
Net Cash Provided By Operating Activities                                    9,002,900               8,100
                                                                      -----------------  ------------------

Cash Flows From Investing Activities:
     Sale of property and equipment                                              1,000                   -
     Deposit                                                                   (45,500)            (18,300)
     Loans receivable from officers                                           (150,400)             (5,000)
     Purchase of property and equipment                                       (224,200)            (34,600)
                                                                      -----------------  ------------------
Net Cash Used in Investing Activities:                                        (419,100)            (57,900)
                                                                      -----------------  ------------------

Cash Flows From Financing Activities:
     Bank overdraft                                                                  -             (69,400)
     Advances from bank loans and other credit institutions                    330,800                   -
     Payment for long-term debt and notes payable                           (2,755,000)            (13,100)
     Sales of common stock                                                   1,792,500                   -
     Repurchase of common stock                                               (472,500)                  -
                                                                      -----------------  ------------------
Net Cash Used  In Financing Activities                                      (1,104,200)            (82,500)
                                                                      -----------------  ------------------

Net Increase (Decrease) in Cash and Cash Equivalent                          7,479,600            (132,300)

Cash and Cash Equivalents, Beginning of period                                 385,100           1,018,500
                                                                      -----------------  ------------------

Cash and Cash Equivalents, End of period                                   $ 7,864,700           $ 886,200
                                                                      =================  ==================

Cash Paid For:
     Interest                                                                $ 274,700           $ 198,859
     Income Taxes                                                            $ 947,000           $       -





See accompanying notes to consolidated financial statements.

                          COMC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

         The interim consolidated financial statements presented have been prepared by COMC, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 2000 and 1999, (b) the financial position at June 30, 2000 and
(c) the cash flows for the six months ended June 30, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

         The consolidated balance sheet presented as of December 31, 1999 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's 1999 Annual Report on Form 10-KSB filed on April 27, 2000, Form 8-K's filed on February 25, 2000, March 30, 2000, March 29, 2000, and April 14, 2000, Form 10QSB filed on April 16, 2000, and Form SB-2 Registration Statements filed on June 9, 2000, which became effective June 29, 2000.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

         This report contains certain statements of a forward-looking nature relating to future performance of the Company. Prospective investors are cautioned that such statements are only predictions, and actual events or results may differ materially.

Overview

         The Company is a technology service company in the telecommunications industry with a rapidly expanding national geographic service coverage area. We design, implement, support and manage LAN/WAN computer network systems, voice communication network systems, and premise wiring for both data and voice. In addition, we distribute and maintain equipment on behalf of major telecommunication equipment manufacturers. Service-related revenues, maintenance and client outsourcing services, through our wholly owned subsidiary, ICF Communication Solutions, Inc. ("ICF"), which now represents 100% of our total revenues. Our gross margin varies significantly depending on the percentage of service revenues versus revenues from the sale and installation of products (with respect to which we obtain a lower margin). For our major customers, we typically provide services under contracts with duration of one or more years.

         In addition to the services described above, our Recruitment Services division provides our customers with permanent and temporary technical professional recruitment and placement services to fill their internal staffing needs.

         Our assets are our employees. Our investments are in our employees. In further recognition of this, we have improved our employee benefits and training programs in the current year. We have recently created an in-house training institute to further the education and certification of our technical, sales and managerial personnel specific to cable, voice and data systems, time management, total quality management and leadership.

         While we do not design or take the research and development risk borne by the manufacturers of the equipment we service, we continue to invest in the latest training and certification for the networks we support. Specifically for data, we support products designed by Cisco Systems, Inc., Lucent Technologies,

Inc., Bay Networks (a division of NorTel Networks) and 3Com. For voice products, we support products designed by Lucent Technologies, Inc. and NorTel Networks, Inc.

         Under an acquisition and consolidation strategy, we intend to build our operations and to expand our presence primarily in high growth markets of the United States.

Results of Operations:

Dollars in Thousands          Quarter ended June 30     Six Months ended June 30
--------------------
                                2000       1999             2000       1999
                                ----       ----             ----       ----
     Net Revenues
     ------------
     Data & Voice Services    $7,216     $3,569          $12,371     $7,416
     Recruitment Services     $  699     $1,229          $ 1,497     $2,497
     --------------------     ------     ------          -------     ------
        Total Revenues        $7,915     $4,799          $13,868     $9,913

         Our revenues were $7,915,269 and $4,798,700 for the three months ended June 30, 2000 and 1999, respectively, representing an increase of 64%. This increase was due primarily to a 102% increase in Data and Voice Services revenue for the period, offset by a 43% decline in Recruitment Services revenue. Compared with the first quarter ended March 31, 2000 revenue of $5,952,742, our second quarter revenue increased 32%. Data and Voice Services continued to benefit from a number of new client project billings, as well as significant period project work relating to one of our larger existing clients. Recruitment Services revenue continued to decline due to a tightening of the labor market, which has effected our ability to identify qualified professionals for our clients in the period.

         For the six months ended June 30, 2000 and 1999, our revenues were $13,868,011 and $9,913,000, respectively, representing a 39% increase. This increase was due primarily to a 66% increase in Data and Voice Services revenue for the period, offset by a 40% decline in Recruitment Services revenue.

Dollars in Thousands                     Quarter ended June 30         Six Months ended June 30
--------------------
                                           Gross           Gross             Gross          Gross
                                          Profit          Profit            Profit         Profit
                                     2000 Margin    1999  Margin      2000  Margin    1999 Margin
                                     ---- ------    ----  ------      ----  ------    ---- ------
         Gross Profits
         -------------
         Data & Voice Services    $ 3,017  41.8%  $1,257   35.2%    $5,566   44.9%  $2,399  32.2%
         Recruitment Services     $   261  37.3%  $  333   27.1%    $  530   35.4%  $  656  26.2%
         ---------------------    -------         ------            ------          ------
              Total Gross Profits  $3,278   41.4%  $1,590   33.1%    $6,096   43.9%  $3,055  30.8%

         Cost of revenues was $4,637,500 and $3,207,900 for the three months ended June 30, 2000 and 1999, respectively, representing an increase of 44%. Conversely, our Gross Profit for the comparable periods was $3,277,800 and $1,590,800, respectively, representing an increase of 106%. Gross profit and margin for Data and Voice Services were $3,016,600 and 41.8%, respectively, for the three months ended March 31, 2000 as compared with $1,257,600 and 35.2%, respectively, for the three months ended March 31, 1999. The increase in margin was due to more favorable pricing on services, more efficient management of technical labor and lower comparable product sales, which typically carry a much lower gross profit margin. Gross profit and margin for Recruitment Services were $261,200 and 37.1%, respectively for the three months ended March 31, 2000 as compared with $333,200 and 27.1%, respectively for the three months ended March 31, 1999. The increase in margin was due to a higher percentage of permanent placement revenue as compared to the prior period, which had significantly higher margin.

         Selling, general and administrative ("SG&A") expenses increased 39% from $1,271,400 for the three months ended March 31, 1999 to $1,768,30 for the three months ended March 31, 2000 in light of revenue growth of 16%. This compares with $1,387,600 of similar expense in the previous quarter ended March 31, 2000, or an increase of 27%. The increase was due to a planned expansion of our sales and marketing team company-wide, as well as the development of an in-house training institution and staff in the current quarter. These increases are anticipated to be permanent in nature.

         Also included in our SG&A expenses are our holding company expenses, which increased by $116,000 from $112,600 for the three months ended March 31, 1999 to $228,600 for the three months ended March 31, 2000. Our prior quarter holding company expenses were $194,900 for the period ended March 31, 2000. SG&A expenses for ICF's operations increased from $1,158,700 for the three months ended March 31, 1999 to $1,539,700 for the three months ended March 31, 2000.

         Depreciation expenses were $57,000 and $52,400 for the three months ended June 30, 2000 and 1999, respectively. This slight increase was due to the purchase additional field service and new office equipment. We expect that depreciation will continue to increase in dollar terms as a result of additional investments in capital equipment required to support the anticipated growth in our business.

         Amortization expense relating to goodwill was $13,000 and $139,100 for the three months ended June 30, 2000 and 1999, respectively. The reduction of goodwill amortization in 2000 was primarily due to the write-off of goodwill in the fiscal year ended December 31, 1999. In December 1999, under the guidelines of Statement of Financial Accounting Standards No. 121, we assessed the recoverability of certain of our long-lived assets, namely goodwill. We estimated the fair value of our goodwill based on comparable assets within the industry, our economic outlook and discounted future cashflows. These procedures resulted in the determination that the aforementioned asset had been permanently impaired, and a charge to earnings of $10,382,300 resulted in 1999 with the write-off of all of our amortizable goodwill. The $13,000 of amortization related to capitalized expenses associated with the restructuring of notes in 1999.

Dollars in Thousands               Quarter ended June 30        Six Months ended June 30
--------------------
                                      2000       1999                2000       1999
                                      ----       ----                ----       ----
Earnings Before Interest, Tax,
   Depreciation and Amortization     $1,510       $319              $2,941       $449

         Earnings before interest expense, income tax, depreciation and amortization expenses ("EBITDA") increased by 373% to $1,509,500 for the three months ended June 30, 2000 from $319,400 for the three months ended June 30, 1999. For the six months ended June 30, 2000 EBIT increased 550% to $2,940,800 from $449,000 in the comparable six month period ended June 30, 1999.

         Interest Income increased from $2,100 for the three months ended June 30, 1999 to $102,200 for the three months ended June 30, 2000 due to significantly higher average daily cash balances, with earned interests rates remaining relatively constant throughout the comparable periods.

         Interest Expense increased for the three months ended June 30, 2000 to $115,100 from $103,700 for the three months ended June 30, 1999, due to increased borrowing of our working capital line of credit which was utilized to accelerate the repayment of ICF's income tax liabilities relating to years prior to 1998, as well as to fund the growth in our working capital.

         Other Income (Expense) is comprised mostly of bank fees and charges associated with our line of credit, offset by miscellaneous income for the period, which resulted in an expense of $2,600 for the three months ended June 30, 2000, versus income of $200 for the three months ended June 30, 1999.

         An Income Tax provision of $555,000 was taken for the three months ended June 30, 2000 due to our increase in taxable income versus a year ago.

         Net Income increased to $869,000, or $.042 per share, fully-diluted, for the three months ended June 30, 2000 versus a Net Loss of $34,700 for the three months ended June 30, 1999. This is a 17% increase over the first quarter ended March 31, 2000 Net Income of $738,200.

Liquidity and Capital Resources

         Cash and cash equivalents increased to $7,864,700 at June 30, 2000 compared to $385,100 at December 31, 1999.

         Cash Flows From Operating Activities: For the six months ended June 30, 2000, cash provided by operating activities was $9,002,900 which resulted primarily from our net income for the first six months of $1,607,200, increased by noncash charges of $163,200, decreased by our growth in operating assets of $3,320,300 and increased by our growth in liabilities, primarily increases in customer deposits, of $10,552,800.

         Accounts receivables increased $3,232,300 due to greater activity in the first six months of 2000 as well as overall growth in our business. Payables and accruals increased $1,784,600 due to greater purchases and accrued payroll, as well as an increase in customer deposits of $8,768,200.

         Cash Flows From Investing Activities: For the six months ended June 30, 2000, net cash used for investing activities was $419,100 as a result of $224,200 in new equipment and leasehold improvement purchases, $150,400 in a bridge loan to an officer, and deposit increases of $45,500, offset by asset sales $1,000.

         Cash Flows From Financing Activities: For the six months ended June 30, 2000, net cash used from our financing activities was $1,104,200, due primarily from the prepayment of Notes to Stockholders in the amount of $2,755,000 in the second quarter, partially funded with our line of credit of ($330,800) and a private sale of $1,320,000 worth of our common stock.

         In September of 1999, ICF secured a $3 million Line of Credit facility ("Line of Credit Facility") with Coast Business Credit, a division of Southern Pacific Bank. This credit facility has a two-year term and all amounts borrowed will accrue interest at 2% over the prime rate. The Line of Credit Facility is secured by substantially all of ICF's assets and contains customary covenants and restrictions. The Line of Credit Facility is being used to support working capital and may be used to finance small acquisitions. Specific uses of the Line of Credit Facility to date includes: (i) the payment of the balance of income taxes due to the IRS and California Franchise Tax Board; (ii) the consolidation of various notes payable; and (iii) various working capital purposes including additional acquisition financing.

         Our long-term liabilities include $750,000 in Related Party Notes Payable. In consideration for the sale of ICF to us, the two principal owners of ICF, William M. Burns and Charles E. Lincoln, received an aggregate of $14,000,000, payable as follows: $1,500,000 in cash at the closing of the transaction; $1,500,000 in promissory notes due and payable January 5, 1999, secured by all of our accounts receivable; $1,000,000 in promissory notes due and payable January 4, 1999; $1,000,000 in promissory notes due and payable August 17, 1999; and 6,493,506 shares of our common stock valued at $9,000,000 or $1.386 per share. We were unable to pay off the January 4, 1999, and January 5, 1999, promissory notes as of their maturity dates. On August 10, 1999, we entered into an agreement with the Messrs. Burns and Lincoln, to refinance these notes with new notes under different terms and conditions. Specifically, we agreed with Messrs. Burns and Lincoln to extend the term of each note to three years, payable in full on the third anniversary (i.e., August 10, 2002). Interest is accruing at 10% per annum on these Notes and is paid monthly. On April 23, 2000, we prepaid the promissory notes due to Mr. Lincoln in full, amounting to $1,750,000 plus accrued interest, in connection with the termination of Mr. Lincoln's employment. On May 10, 2000, we partially prepaid the promissory notes due to Mr. Burns in the amount of $1,000,000 plus accrued interest, bringing the current total of Related Party Notes Payable to $750,000.

         From April 17, 2000, through May 15, 2000, we raised approximately $1,320,000 through a private placement of 1,320,000 shares of our common stock and options to purchase 660,000 shares of our common stock for $1.00 per share with various accredited investors (the "Investors"). The options are exercisable at any time within the next five years. On April 26, 2000, some of the Investors exercised options and purchased 472,500 shares of common stock under their option agreements. In connection therewith, 236,250 shares of our common stock were surrendered to us at the April 26, 2000 OTCBB closing price of $2.00 per share in a "cashless" transaction and in full payment of the $472,500 due from exercise. Consequently, only 236,250 shares of common stock were issued as a result of this exercise of options. As of June 30, 2000, and based upon the above referenced transactions, we have a total of 20,957,741 shares of common stock issued and outstanding, of which 3,564,987 are held in Treasury.

         Our net working capital at June 30, 2000 was a positive $3,010,500, an increase of $92,000 over December 31, 1999. We believe that our current cash flow from operations plus our present sources of liquidity from current assets, and funds from the Line of Credit Facility, will be sufficient to finance operations for the foreseeable future and meet our short-term obligations.

         We are searching for merger and acquisition candidates that will expand our existing markets in related products and services. We anticipated funding acquisitions with a combination of additional bank debt, the issuance of promissory notes to the sellers of the companies we acquire, and from the private or public sale of additional equity securities.

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

Part II.  OTHER INFORMATION

Item 1.   Legal proceedings

      Not Applicable

Item 2.   Changes in Securities

          From April 17, 2000, through May 15, 2000, we raised approximately $1,320,000 through a private placement of 1,320,000 shares of our common stock and options to purchase 660,000 shares of our common stock for $1.00 per share with various accredited investors (the "Investors"). The options are exercisable at any time within the next five years. On April 26, 2000, some of the Investors exercised options and purchased 472,500 shares of common stock under their option agreements. In connection therewith, 236,250 shares of our common stock were surrendered to us at the April 26, 2000 OTCBB closing price of $2.00 per share in a "cashless" transaction and in full payment of the $472,500 due from exercise. Consequently, only 236,250 shares of common stock were issued as a result of this exercise of options. As of June 30, 2000, and based upon the above referenced transactions, we had a total of 20,957,741 shares of common stock issued and outstanding, of which 3,564,987 are held in Treasury.

Item 3.   Defaults Upon Senior Securities

      Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

      Not Applicable

Item 5.   Other Information

          During a meeting of our Board of Directors that took place on March 27, 2000, our Board of Directors approved resolutions that, among other things, authorized the following: (i) the sale of Two Million Six Hundred Twenty-five Thousand Dollars worth of our common stock in a private placement, and (ii) the termination of Mr. Lincoln's employment with the Company and the negotiation of a settlement and mutual release agreement by and between the Company, ICF and Mr. Lincoln. Our Board of Directors determined that the termination of Mr. Lincoln was necessary due to differences in management styles between Mr. Lincoln and our other officers and different visions for the future of the Company.

         On May 10, 2000, we entered into a Settlement and Release Agreement with Mr. Lincoln. ICF was also a party to this agreement. This Settlement and Release Agreement provided for, among other things: a) the termination of Mr. Lincoln's Employment as our President and Chief Executive Officer and the termination of our Employment Agreement with Mr. Lincoln; b) our agreement to repay all amounts owing under our note made in favor of Mr. Lincoln in the original principal amount of $1,750,000; c) our agreement to pay a lump sum of $185,291.73 to Mr. Lincoln as an aggregate severance payment under Mr. Lincoln's Employment Agreement; d) our agreement to pay for Mr. Lincoln's continued participation in our health insurance and disability insurance programs to the extent such programs were previously offered to Mr. Lincoln and continued participation is permitted under such programs, until August 10, 2001; and e) the mutual release of all claims that we or ICF has or may have against Mr. Lincoln, and vice versa.

         On May 11, 2000, Mr. Lincoln tendered his resignation as a member of our Board of Directors, to be effective immediately. Mr. Lincoln's letter of resignation does not state any reason for his resignation.

         Effective as of May 18, 2000, our Board of Directors appointed Mr. Smith as our CEO. At this time, Mr. Smith was also appointed as our President until such time that our Board of Directors is able to locate a successor or a new President is elected by our directors at the next meeting of our Board of Directors, whichever occurs earlier.

         On June 9, 2000, we filed a Form SB-2 Registration Statement (the "Registration Statement") with the Securities and Exchange Commission. The Registration Statement concerned 17,386,456 shares of our common stock, including 306,666 shares of our common stock issuable upon the exercise of warrants and 3,752,487 shares of our common stock issuable upon the exercise of options. The offering price for the shares registered under the Registration Statement was $1.34 per share, or such other price as the holders of the shares being registered shall determine. The Registration Statement was filed in order to satisfy registration rights that the Company granted to those shareholders identified in the Registration Statement as the "Registering Shareholders." The Company will not receive any of the proceeds realized from the sale of the common stock registered under the Registration Statement. However, the Company will receive funds from the holders of warrants and options related to stock included under the Registration Statement if and when such warrants and options are exercised. By agreement with the Registering Shareholders, the Company paid all of the expenses in connection with the Registration Statement, and the registration of the shares covered thereby (other than underwriters' commissions and discounts, if any). The Registration Statement became effective on June 29, 2000.

Item 6.   Exhibits and Reports on Form 8-K

      (a)  Exhibits

           (1) Form of Stock Purchase Agreement, incorporated by reference to our 10QSB filed May 16, 2000

           (2) Form of Option Agreement, incorporated by reference to our 10QSB filed May 16, 2000

           (3) Form of Registration Rights Agreement, incorporated by reference to our 10QSB filed May 16, 2000

           (4) Settlement and Release Agreement, incorporated by reference to our 10QSB filed May 16, 2000

           (5) Letter of Resignation submitted by Charles E. Lincoln on May 11, 2000

      (b)  Reports on Form 8-K

         On April 14, 2000, we filed a Form 8-K reporting the delay in the filing of our annual report (Form 10-KSB) due to the changes of our accountants.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            COMC, INC.

                                By: /s/ Christopher Smith
                                   ------------------------
                                   Christopher Smith, Chief Executive Officer,
                                   President and Chief Financial Officer




Dated:  August 14, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of August 14, 2000 by the following persons on behalf of Registrant and in the capacities indicated.

                                 /s/ Christopher Smith
                                 -----------------------
                                 (Principal Financial and Accounting Officer)