Form 10QSB
period 2000-09-30
COMC INC
filed 2000-11-14
CIK 754568

================================================================================

                     THE SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: September 30, 2000

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

                                 Yes /X/     No / /

             As of November 10, 2000, a total of 20,957,741 shares of
              our common stock was issued and outstanding. Of this
                 number, 3,564,987 shares are held in treasury.

          Transitional Small Business Disclosure Format. Yes / /   No /X/

================================================================================

                                Table of Contents

                                      10QSB

PART I................................................................2
Item 1................................................................2
Item 2................................................................2

     Consolidated Balance Sheets......................................7
     Consolidated Balance Sheets......................................8
     Consolidated Statement of Operations.............................9
     Consolidated Statement of Cash Flows............................10

Part II..............................................................11
Item 1...............................................................11
Item 2...............................................................11
Item 3...............................................................11
Item 4...............................................................11
Item 5...............................................................11
Item 6...............................................................12

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

1. BASIS OF PRESENTATION

         The interim consolidated financial statements presented have been prepared by COMC, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30, 2000 and 1999, (b) the financial position at September 30, 2000 and(c) the cash flows for the nine months ended September 30, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

         The consolidated balance sheet presented as of December 31, 1999 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's 1999 Annual Report on Form 10-KSB filed on April 27, 2000, Form 8-K's filed on February 25, 2000, March 29, 2000, March 30, 2000, and April 14, 2000, Form 10QSB filed on April 16, 2000, Form SB-2 Registration Statements filed on June 9, 2000, which became effective June 29, 2000, and Form 10QSB filed on August 15, 2000.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

         This report contains certain statements of a forward-looking nature relating to future performance of the Company. Prospective investors are cautioned that such statements are only predictions, and actual events or results may differ materially.

Overview

         The Company is a technology service company in the telecommunications industry with an expanding geographic service coverage area. We design, implement, support and manage LAN/WAN computer network systems, voice communication network systems, and premise wiring for both data and voice. In addition, we distribute and maintain equipment on behalf of major telecommunication equipment manufacturers. Service-related revenues, maintenance and client outsourcing services, through our wholly owned subsidiary, ICF Communication Solutions, Inc. ("ICF"), now represents 100% of our total revenues. Our gross margin varies significantly depending on the percentage of service revenues versus revenues from the sale and installation of products (with respect to which we obtain a lower margin). For our major customers, we typically provide services under contracts with duration of one or more years.

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

Results of Operations:

Dollars in Thousands            Quarter ended              Nine Months ended
--------------------             September 30                  September 30

                                2000       1999             2000       1999
                                ----       ----             ----       ----
     Net Revenues
     ------------
     Data & Voice Services    $8,536     $4,187          $20,907     $11,603
     Recruitment Services     $  689     $1,221          $ 2,186     $ 3,718
     --------------------     ------     ------          -------     -------
        Total Revenues        $9,225     $5,408          $23,093     $15,321

         Our revenues were $9,225,400 and $5,408,100 for the three months ended September 30, 2000 and 1999, respectively, representing an increase of 70.5% This increase was due primarily to a 103% increase in Data and Voice Services revenue for the period, offset by a 43% decline in Recruitment Services revenue. Compared with the second quarter ended June 30, 2000 revenue of $7,915,300, our third quarter revenue increased 16.5%. Data and Voice Services continued to benefit from a number of new client project billings, as well as significant period project work relating to one of our larger existing clients. Recruitment Services revenue remains flat with the previous quarter and down compared with the comparable period in 1999 due to a tightening of the labor market, which has effected our ability to identify qualified professionals for our clients in the period.

         For the nine months ended September 30, 2000 and 1999, our revenues were $23,093,500 and $15,321,100, respectively, representing a 50% increase. This increase was due primarily to an 80% increase in Data and Voice Services revenue for the period, offset by a 41% decline in Recruitment Services revenue.

Dollars in Thousands                Quarter ended September 30:    Nine Months ended September 30:
--------------------
                                        Gross           Gross               Gross          Gross
                                       Profit          Profit              Profit         Profit
                                  2000 Margin   1999   Margin       2000   Margin   1999  Margin
                                  ---- ------   ----   ------       ----   ------   ----  ------
       Gross Profits
       -------------
       Data & Voice Services    $2,735  32.0%  $1,354   32.3%      $8,302   39.7%  $3,753  32.3%
       Recruitment Services     $  274  39.7%  $  395   32.3%      $  804   36.8%  $1,051  28.2%
       ---------------------    ------  ----   ------   ----       ------   ----   ------  ----
       Total Gross Profits      $3,009  32.6%  $1,750   32.3%      $9,106   39.4%  $4,805  31.3%

         Cost of revenues was $6,216,000 and $3,658,200 for the three months ended September 30, 2000 and 1999, respectively, representing an increase of 70%. Conversely, our Gross Profit for the comparable periods was $3,009,400 and $1,749,900, respectively, representing an increase of 71%. Gross profit and margin for Data and Voice Services were $2,735,500 and 32.0%, respectively, for the three months ended September 30, 2000 as compared with $1,354,500 and 32.3%, respectively, for the three months ended September 30, 1999. The slight decrease in margin was due to more favorable pricing on services and more efficient management of technical labor, offset by greater comparable product sales in the quarter, which typically carry a much lower gross profit margin. Gross profit and margin for Recruitment Services were $274,000 and 39.7%, respectively for the three months ended September 30, 2000 as compared with $395,400 and 32.3%, respectively for the three months ended September 30, 1999. The increase in margin was due to a higher percentage of permanent placement revenue as compared to the prior period, which had significantly higher margin.

         Selling, general and administrative ("SG&A") expenses decreased 8% from $2,572,700 for the three months ended September 30, 1999 to $2,466,100 for the three months ended September 30, 2000. The three months ended September 30, 1999 had one-time non-cash administrative and consulting charges of $1,217,500, which if excluded would show an increase in SG&A expenses for the current period of 63%. This also compares with $1,838,300 of similar expense in the previous quarter ended June 30, 2000, or an increase of 37%. The increase was due to a planned expansion of our sales and marketing team company-wide, as well as the development of an in-house training institution and staff in the current quarter. These increases are anticipated to be permanent in nature. It is anticipated that our sales and marketing team will incrementally increase our revenues and gross profits to a level which should exceed the increased permanent costs relating to this team.

         Also included in our SG&A expenses are our holding company expenses, which increased by $323,500 from $145,400 for the three months ended September 30, 1999 to $468,900 for the three months ended September 30, 2000. Our prior quarter holding company expenses were $228,600 for the period ended June 30, 2000. The increased expense was due to legal and due diligence costs related to merger and acquisition activities. SG&A expenses for ICF's operations increased from $1,402,400 for the three months ended September 30, 1999 to $1,997,200 for the three months ended September 30, 2000.

         Depreciation expenses were $68,900 and $52,300 for the three months ended September 30, 2000 and 1999, respectively. This slight increase was due to the purchase additional field service and new office equipment. We expect that depreciation will continue to increase in dollar terms as a result of additional investments in capital equipment required to support the anticipated growth in our business.

         Amortization expense and other non-cash charges were $600 and $1,357,800 (one-time non-cash administrative and consulting charges of $1,217,500, and goodwill amortization of $140,300) for the three months ended September 30, 2000 and 1999, respectively. The reduction of goodwill amortization in 2000 was primarily due to the write-off of goodwill in the fiscal year ended December 31, 1999. In December 1999, under the guidelines of Statement of Financial Accounting Standards No. 121, we assessed the recoverability of certain of our long-lived assets, namely goodwill. We estimated the fair value of our goodwill based on comparable assets within the industry, our economic outlook and discounted future cash flows. These procedures resulted in the determination that the aforementioned asset had been permanently impaired, and a charge to earnings of $10,382,300 resulted in 1999 with the write-off of all of our amortizable goodwill. The $13,000 of amortization related to capitalized expenses associated with the restructuring of notes in 1999.

Dollars in Thousands                   Quarter ended        Nine Months ended
--------------------                    September 30             September 30
                                      2000       1999          2000       1999
                                      ----       ----          ----       ----

Earnings Before Interest, Tax,
   Depreciation and Amortization      $544       $394         $3,482      $846

         Earnings before interest expense, income tax, depreciation and amortization expenses ("EBITDA") increased by 38% to $543,900 for the three months ended September 30, 2000 from $394,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, EBITDA increased 311% to $3,482,400 from $846,100 in the comparable nine month period ended September 30, 1999.

         Interest Income increased from $3,900 for the three months ended September 30, 1999 to $68,900 for the three months ended September 30, 2000 due to significantly higher average daily cash balances, with earned interests rates remaining relatively constant throughout the comparable periods.

         Interest Expense decreased for the three months ended September 30, 2000 to $111,600 from $177,900 for the three months ended September 30, 1999, due to decreased borrowing of our working capital line of credit which was utilized to accelerate the repayment of ICF's income tax liabilities relating to years prior to 1998, as well as to fund the growth in our working capital.

         Other Income (Expense) is comprised mostly of bank fees and charges associated with our line of credit, offset by miscellaneous income for the period, which resulted in an expense of $400 for the three months ended September 30, 2000, versus income of $16,900 for the three months ended September 30, 1999.

         An Income Tax provision of $163,800 was taken for the three months ended September 30, 2000 due to lower earnings for the quarter and larger, earlier prepayments of income taxes.

         Net Income increased to $267,700, or $.015 per share, fully-diluted,

for the three months ended September 30, 2000 versus a Net Loss of $1,172,500 for the three months ended September 30, 1999. This is a 69% decrease over the second quarter ended June 30, 2000 Net Income of $869,000 or $.051 per share.

Liquidity and Capital Resources

         Cash and cash equivalents increased to $2,209,900 at September 30, 2000 compared to $385,100 at December 31, 1999.

         Cash Flows From Operating Activities: For the nine months ended September 30, 2000, cash provided by operating activities was $3,420,200 which resulted primarily from our net income for the first nine months of $1,875,000, increased by non-cash charges of $285,900, decreased by our growth in operating assets of $7,187,800 and increased by our growth in liabilities, primarily increases in customer deposits, of $8,492,300.

         Accounts receivables increased $6,965,300 due to greater activity in the first nine months of 2000 as well as overall growth in our business. Payables and accruals increased $2,868,900 due to greater purchases and accrued payroll, as well as an increase in customer deposits of $5,623,400.

         Cash Flows From Investing Activities: For the nine months ended September 30, 2000, net cash used for investing activities was $547,300 as a result of $482,100 in new equipment and leasehold improvement purchases, and deposit increases of $66,200, offset by asset sales $1,000.

         Cash Flows From Financing Activities: For the nine months ended September 30, 2000, net cash used from our financing activities was $1,048,100, due primarily from the prepayment of Notes to Stockholders in the amount of $2,757,500 in the second quarter, partially funded with our line of credit of ($389,400) and a private sale of $1,320,000 worth of our common stock.

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

         Our long-term liabilities include $750,000 in Related Party Notes Payable. In consideration for the sale of ICF to us, the two principal owners of ICF, William M. Burns and Charles E. Lincoln, received an aggregate of $14,000,000, payable as follows: $1,500,000 in cash at the closing of the transaction; $1,500,000 in promissory notes due and payable January 5, 1999, secured by all of our accounts receivable; $1,000,000 in promissory notes due and payable January 4, 1999; $1,000,000 in promissory notes due and payable August 17, 1999; and 6,493,506 shares of our common stock valued at $9,000,000 or $1.386 per share. We were unable to pay off the January 4, 1999, and January 5, 1999, promissory notes as of their maturity dates. On August 10, 1999, we entered into an agreement with Messrs. Burns and Lincoln, to refinance these notes with new notes under different terms and conditions. Specifically, we agreed with Messrs. Burns and Lincoln to extend the term of each note to three years, payable in full on the third anniversary (i.e.,

August 10, 2002). Interest is accruing at 10% per annum on these Notes and is paid monthly. On April 23, 2000, we prepaid the promissory notes due to Mr. Lincoln in full, amounting to $1,750,000 plus accrued interest, in connection with the termination of Mr. Lincoln's employment. On May 10, 2000, we partially prepaid the promissory notes due to Mr. Burns in the amount of $1,000,000 plus accrued interest, bringing the current total of Related Party Notes Payable to $750,000.

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

         Our net working capital at September 30, 2000 was a positive $3,088,600, an increase of $170,100 over December 31, 1999. We believe that our current cash flow from operations plus our present sources of liquidity from current assets, and funds from the Line of Credit Facility, will be sufficient to finance operations for the foreseeable future and meet our short-term obligations.

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

                                                     COMC, Inc. and Subsidiaries

                                                     Consolidated Balance Sheets

==========================================================================================================================

                                                                                    September 30,         December 31,
                                                                                        2000                  1999
--------------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
Assets

Current Assets:
    Cash and cash equivalents                                                       $ 2,209,900           $   385,100
    Accounts receivables, net of allowance for doubtful accounts
        of $247,800 and $273,100, respectively                                       11,512,000             4,521,400
    Inventories                                                                         316,600               194,000
    Prepaid expenses and other current assets                                           119,700                34,900
    Deferred income taxes                                                               213,500               213,500
--------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                 14,371,700             5,348,900

Property and Equipment, net                                                             900,700               561,200

Other Assets                                                                            329,200               368,900
--------------------------------------------------------------------------------------------------------------------------
                                                                                    $15,601,600           $ 6,279,000
==========================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                     COMC, Inc. and Subsidiaries

                                                     Consolidated Balance Sheets

========================================================================================================================

                                                                                    September 30,           December 31,
                                                                                        2000                    1999
------------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
Liabilities and Stockholders' Equity

Current Liabilities:
     Bank borrowing                                                                 $  1,268,600           $    879,200
     Accounts payable                                                                  3,161,000                648,000
     Accrued liabilities                                                                 978,600                592,600
     Current portion of long-term debt                                                    26,700                 10,500
     Customer deposit                                                                  5,623,400                     --
     Accrued interest, related party                                                          --                 30,100
     Income taxes payable                                                                224,800                270,000
-----------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                             11,283,100              2,430,400

Long-term Debt, net of current portion                                                    45,300                 20,400
Notes Payable to Stockholders                                                            750,000              3,500,000
Deferred Income Tax                                                                       89,500                 89,500
-----------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                     12,167,900              6,040,300
-----------------------------------------------------------------------------------------------------------------------

Stockholders' Equity:
     Common stock, $0.01 par value; 40,000,000; shares authorized
        21,193,991 and 19,401,491 shares issued; and
        17,392,154 and 15,836,504 shares outstanding, respectively                       211,900                194,000
     Additional paid-in capital                                                       14,692,700             12,918,100
     Accumulated deficit                                                              (9,218,600)           (11,093,600)
     Treasury stock at cost; 3,801,237 and 3,564,987, respectively                    (2,252,300)            (1,779,800)
-----------------------------------------------------------------------------------------------------------------------

Total Shareholders' Equity                                                             3,433,700                238,700
-----------------------------------------------------------------------------------------------------------------------

Total Liabilities and Shareholders' Equity                                          $ 15,601,600           $  6,279,000
=======================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                           COMC, Inc. and Subsidiaries

                                           Consolidated Statements of Operations

====================================================================================================================================

                                                                    Three Months Ended                    Nine Months Ended
                                                                       September 30,                        September 30,
                                                              -------------------------------       --------------------------------
                                                                    2000              1999               2000              1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                 (Unaudited)       (Unaudited)        (Unaudited)       (Unaudited)
Revenue:
     Data and voice services                                  $  8,536,400       $  4,186,900       $ 20,907,400       $ 11,602,600
     Recruiting services                                           689,000          1,221,200          2,186,100          3,718,500
------------------------------------------------------------------------------------------------------------------------------------
                                                                 9,225,400          5,408,100         23,093,500         15,321,100

Costs and Expenses:
     Cost of revenues - data and voice services                  5,801,000          2,832,400         12,605,800          7,849,100
     Cost of revenues - recruiting services                        415,000            825,800          1,381,500          2,666,900
------------------------------------------------------------------------------------------------------------------------------------
                                                                 6,216,000          3,658,200         13,987,300         10,516,000
------------------------------------------------------------------------------------------------------------------------------------

Gross Profit                                                     3,009,400          1,749,900          9,106,200          4,805,100
------------------------------------------------------------------------------------------------------------------------------------

Operating Expenses:
     Selling, general, and administrative                        2,466,100          2,572,700          5,622,000          5,178,800
     Noncash expenses:
        Depreciation and amortization                               69,500            192,600            195,500            574,500
------------------------------------------------------------------------------------------------------------------------------------
                                                                 2,535,600          2,765,300          5,817,500          5,753,300
------------------------------------------------------------------------------------------------------------------------------------

Income (Loss) From Operations                                      473,800         (1,015,400)         3,288,700           (948,200)
------------------------------------------------------------------------------------------------------------------------------------

Other Income (Expense):
     Interest income                                                68,900              3,900            173,400              7,600
     Interest expense                                             (111,600)          (177,900)          (386,400)          (376,800)
     Other, net                                                        400             16,900             (1,900)            19,900
------------------------------------------------------------------------------------------------------------------------------------
                                                                   (42,300)          (157,100)          (214,900)          (349,300)
------------------------------------------------------------------------------------------------------------------------------------

Income (Loss) Before Income Taxes Provision                        431,500         (1,172,500)         3,073,800         (1,297,500)

Income Taxes                                                       163,800                 --          1,198,800                 --
------------------------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                             $    267,700       $ (1,172,500)      $  1,875,000       $ (1,297,500)
====================================================================================================================================

Net Income (Loss) Per Share - Basic                                  0.015             (0.067)             0.112             (0.068)
------------------------------------------------------------------------------------------------------------------------------------

Net Income (Loss) Per Share - Diluted                                0.013             (0.067)             0.090             (0.068)
------------------------------------------------------------------------------------------------------------------------------------

Shares Used In Per Share Calculation - Basic                    17,392,754         17,591,859         16,737,311         19,214,947
------------------------------------------------------------------------------------------------------------------------------------

Shares Used In Per Share Calculation - Diluted                  20,869,851         17,591,859         20,887,175         19,214,947
====================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                           COMC, Inc. and Subsidiaries

                                           Consolidated Statements of Cash Flows

====================================================================================================================================

                                                                                                   Nine Months Ended September 30th,
                                                                                                   ---------------------------------
                                                                                                      2000                  1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   (Unaudited)           (Unaudited)
Cash Flows From Operating Activities:
     Net (loss) income                                                                             $ 1,875,000          $(1,297,500)
     Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
        Amortization of goodwill                                                                            --              417,100
        Depreciation and amortization expense                                                          285,900              156,100
        Refundable income taxes                                                                             --              165,700
        Loss on disposition of capital assets                                                           10,200                   --
        Allowance for doubtful accounts                                                                (25,300)                  --
        Administrative, consulting and finance charge expense                                               --            1,235,000
        Changes in operating assets and liabilities:
           Accounts receivable                                                                      (6,965,300)          (1,074,600)
           Inventories                                                                                (122,600)             (74,800)
           Prepaid expenses and other current assets                                                   (84,800)             (40,900)
           Income taxes payable                                                                        (45,200)            (592,600)
           Accounts payable                                                                          2,513,000              322,900
           Customer deposits                                                                         5,623,400                   --
           Accrued liabilities and other current liabilities                                           355,900              503,100
------------------------------------------------------------------------------------------------------------------------------------

Net Cash Provided By (Used In) Operating Activites                                                   3,420,200             (280,500)
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
     Proceeds from sale of capital assets                                                                1,000                   --
     Payments for expenses related to business acquisition                                                  --              (21,800)
     Expenses related to market evaluation of shares                                                        --              (16,700)
     Deposits                                                                                          (66,200)                  --
     Proceeds from loans receivable, officer                                                                --              114,300
     Payments to acquired capital assets                                                              (482,100)             (40,600)
------------------------------------------------------------------------------------------------------------------------------------

Net Cash (Used In) Provided By Investing Activities                                                   (547,300)              35,200
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
     Proceeds from bank borrowings                                                                     389,400               14,100
     Principal payments for long-term debts                                                         (2,757,500)             (18,100)
     Proceeds from common stock issuance                                                             1,320,000                   --
------------------------------------------------------------------------------------------------------------------------------------

Net Cash Used in Financing Activities                                                               (1,048,100)              (4,000)
------------------------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                                                 1,824,800             (249,300)

Cash and Cash Equivalents, beginning of period                                                         385,100            1,018,500

Cash and Cash Equivalents, end of period                                                           $ 2,209,900          $   769,200
====================================================================================================================================

Cash Paid For:
     Interest                                                                                      $   296,000          $   359,200
     Income taxes                                                                                  $ 1,225,500          $   507,400
====================================================================================================================================

                                 See accompanying notes to financial statements.

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

                            COMC, INC.

                                By: /s/ Christopher Smith
                                   ------------------------
                                   Christopher Smith, Chief Executive Officer,
                                   President and Chief Financial Officer

Dated:  November 14, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of November 14, 2000 by the following persons on behalf of Registrant and in the capacities indicated.

                                 /s/ Christopher Smith
                                 -----------------------
                                 (Principal Financial and Accounting Officer)