Form 10KSB
period 2000-12-31
COMC INC
filed 2001-04-16
CIK 754568

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year ended: December 31, 2000          Commission File Number 0-16472

                                   COMC, INC.
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                     95-4628378
 ------------------------------           --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

       2840 Howe Road, Suite D
        Martinez, California                              94553
 --------------------------------------                 --------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number,
including Area Code:                                 (925) 335-4000

                                   ----------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

                                   ----------

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock (par value $.01 per share)

                                   ----------

                                 Title of Class

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes x No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

      The aggregate market value of the 7,130,596 shares of outstanding voting common stock held by non-affiliates of the registrant as of March 22, 2001 (based upon the average bid and asked prices of such shares) was approximately $3,788,129.12, based on the closing sale price for March 22, 2001, as reported on the OTC Bulletin Board. Shares of our common stock did not trade from March 23, 2001 to March 30, 2001. For purposes of this calculation, directors and executive officers of the Registrant and their affiliates are deemed to be affiliates of the registrant.

      The number of shares outstanding of Registrant's Common Stock as of March 30, 2001 was 17,392,754.

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

                               Table of Contents

--------------------------------------------------------------------------------

                                     10KSB

PART 1......................................................................   2
ITEM 1......................................................................   2
ITEM 2......................................................................   8
ITEM 3......................................................................   8
ITEM 4......................................................................   8
PART II.....................................................................   9
Table 1.....................................................................
ITEM 5......................................................................   9
Table 2.....................................................................   9
Table 3.....................................................................
Table 4.....................................................................
Table 5.....................................................................
Table 6.....................................................................
ITEM 6......................................................................  10
ITEM 7......................................................................  13
ITEM 8......................................................................  13
PART III....................................................................  14
ITEM 9......................................................................  14
Table 7.....................................................................  14
Table 8.....................................................................
ITEM 10.....................................................................  15
Table 9.....................................................................  15
ITEM 11.....................................................................  16
ITEM 12.....................................................................  17
ITEM 13.....................................................................  19
PART IV.....................................................................  19
Balance Sheet Assets........................................................ F-3
Balance Sheet Liabilities................................................... F-4
Income Statement............................................................ F-5
Table 13....................................................................
Cash Flow Statement......................................................... F-7
Table 15....................................................................
Table 16....................................................................
Table 17....................................................................
Table 18....................................................................
Table 19....................................................................
Table 20....................................................................
Table 21....................................................................
Table 22....................................................................  22
Table 23....................................................................  23

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

DESCRIPTION OF BUSINESS

      COMC, Inc. ("COMC", the "Company", "Corporation" "we", or "us"), through its wholly-owned operating subsidiary ICF Communication Solutions, Inc. ("ICF"), is a technology service company in the telecommunications industry with a rapidly expanding regional geographic service coverage area. We design, implement, support and manage LAN/WAN computer network systems, voice communication network systems, and premise wiring for both data and voice. In addition, we distribute and maintain equipment on behalf of major telecommunication equipment manufacturers. Our target clients are primarily Fortune 1000 sized enterprises demanding the highest level of service under project, master and general maintenance contracts to support their complex and growing national voice and data network systems. In servicing these customers, we provide highly trained and experienced technicians and design engineers on a rapid-response basis to meet our customers' telecommunications planning, design, installation, maintenance and emergency needs. As our customers and other companies continue their geographic growth, technological expansion and communications modernization, we will provide them with design, product, maintenance and personnel on a turnkey, outsource basis.

      In addition to the services described above, our Recruitment Services division is providing our customers with permanent and temporary technical professional recruitment and placement services to fill their internal staffing needs.

      Our assets are our employees. Our investments are in our employees. While we do not design or take the research and development risk borne by the manufacturers of the equipment we service, we continue to invest in the latest training and certification for the networks we support and for data products designed by Cisco Systems, Inc., Avaya, Inc., Bay Networks (a division of NorTel Networks) and 3Com, as well as voice products by Avaya, Inc. and NorTel Networks, Inc.

      The year 2000 was another year of internal growth, integration and building for us. We reported 2000 revenue, operating income before depreciation and amortization (EBITDA) and net income of $30.4 million, $2.53 million and $0.98 million, respectively. This was up significantly from reported 1999 revenue, EBITDA and net losses of $21.10 million, $1.43 million and ($10.57 million), respectively. ICF represented 100% of our revenue in 2000 and 1999.

         We plan to make several acquisitions of data and voice service/outsourcing businesses, as well as data network consulting and service companies in key markets. We are currently in discussions with several regional voice and data networking companies regarding possible acquisitions. We anticipate financing our acquisitions with a combination of bank debt, seller financing and common stock.

      Our History

      We were originally incorporated in December of 1978, in the State of Illinois, under the name Automedix Sciences, Inc. Initially, our purpose was to research and develop medical technologies for the treatment of cancer and other medical conditions. In the Spring of 1992, Automedix ceased operations due to the fact that we were unable to raise capital to continue clinical trials with respect to a medical device for cancer treatment that Automedix designed. As a consequence, our then Board of Directors began to investigate the possibility of a new business direction and to search for viable acquisition or merger candidates that would enable us to maximize value to our shareholders.

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

      In August of 1998, we acquired ICF, a California corporation based in Martinez, California. At the time that we acquired ICF, ICF was a telephone service provider with operations that focused on the San Francisco Bay Area and the western United States. ICF's operations focused on the design, installation, maintenance, and servicing of data and voice networks. ICF's customer base included primarily large financial institutions as well as municipalities located in the greater San Francisco Bay Area. Our acquisition of ICF was part of our strategy to expand operations and revenues through acquisitions of small and mid-sized companies that generate most of their revenues through maintenance service contracts, and that are strategically located in high growth markets, such as the western and southwestern United States. ICF has become our base of operations and the source from which all of our revenues are generated. CCI's entire customer base was absorbed by ICF effective as of August, 1998.

      Effective December 27, 2000, we changed our state of incorporation from Illinois to Delaware. To effectuate our reincorporation in the State of Delaware, we merged into COMC, Inc., a Delaware corporation, and we are now continuing our business as a Delaware corporation. The reincorporation did not result in any change in our business, assets or liabilities, did not cause our corporate headquarters or other facilities to be moved and did not result in any relocation of management or other employees. The reincorporation, which was approved by more than two-thirds of our shareholders at our annual meeting on November 28, 2000, has a number of advantages for COMC: the Delaware legislature is responsive to business needs of corporations and acts quickly to enact relevant new laws; Delaware has extensive case law on corporate issues, thereby providing corporations with more certainty about the application of laws in specific circumstances; Delaware state courts that specialize in corporate law have developed an expertise in dealing with corporate issues; and Delaware has developed a sharper definition of director responsibilities so that boards may act with greater certainty on issues affecting shareholders.

      ICF Communication Solutions

      Today, through ICF's data and voice services division, we provide voice communications and data network design, equipment sales, installation, systems integration consulting, and maintenance to Fortune 1000 size companies and municipalities. In addition, through ICF's Recruitment Services division, we provide technical employee recruitment, leasing and permanent placement services.

      Founded in 1989 to provide telephone systems and services to Bank of America, ICF is currently servicing in excess of 250 customers at over 4,000 customer location sites. ICF employs over 250 service professionals and is headquartered in Martinez, California. ICF has additional sales and service offices in Burbank and Fresno, California, as well as Houston, Texas, Phoenix, Arizona, and Birmingham, Alabama.

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

      Through ICF, we currently market our products in the following industry segments or arenas:

o     Banking;
o     Insurance and Financial Services;
o     Federal, State and Local Government Agencies;
o     Local and Higher Education Institutions;
o     Healthcare, Medical, and Pharmaceutical institutions;
o     Retail and Service Companies;

      We continue to provide local, statewide and regional services for such clients as Bank of America, Wells Fargo Bank, the University of
California-Berkeley, Southwestern Bell/PacBell/Ameritech, McKesson HBOC, Avaya, Inc. and ExpaNets.

      Through ICF we distribute the products and services of a number of leading communications suppliers. In voice systems, we are an authorized Diamond dealer for Avaya products and service in the State of California, but also provide service and support for equipment manufactured by NorTel Networks, and NEC. In data systems, we sell and support Cisco Systems, Avaya, Bay Networks, and 3Com. In wiring systems, we sell and support Avaya/Systemax, IBM, Siemens, Krone-Belden and Ortronics. By offering equipment from a variety of vendors, we can provide businesses with tailored, scalable solutions to all of their communications needs.

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

      Approximately $27.4 million and $16.3 million of revenues were recorded for data and voice services during 2000 and 1999, respectively. Approximately $3.0 million and $4.8 million of revenues were recorded for Recruitment Services placement fees during 2000 and 1999, respectively.

      Industry and Market Opportunities

      We believe that we are uniquely positioned to take advantage of the numerous changes and developments in the communications industry described above, as well as the following anticipated changes and developments described immediately below:

      --    Innovations in Technology

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

      --    Increasing Demand for Communications Services

      We believe that there is and will continue to be significant growth in demand for long distance data, Internet, voice and video services. The increase in computing power, number of computers networked over the Internet, and connection speeds of networked computers are driving tremendous increases in communications use for Internet and data services. Prices for cellular and long-distance voice services have decreased, resulting in increased demand for these services. In addition, cost savings and network efficiencies are driving demand for more robust voice and data network equipment. We believe video conferencing, digital television and other multimedia applications being developed will continue to increase demand for bandwidth.

      --    Increasing Demand for Outsourced Service

      With the rapid increases in demand for communications services, the acceleration of technologies, the tightening labor market for technical personnel and the growing cost of information technology/information systems ("IT/IS"), we are experiencing a growing demand for outsourcing and communications infrastructure personnel from our targeted clients, large and small. It is becoming increasingly cost efficient for clients to contract for their services and personnel, versus managing these teams in-house. By retaining project and administrative management in-house and sub-contracting their voice and data network maintenance and emergency response, installations and conversion projects, our clients can better manage their costs.

      --    Deregulation Within the Communications Industry.

      Around the world, the communications industry is experiencing liberalization. In the U.S., the long distance market became highly competitive in the 1980s following the break up of AT&T, and the passage of the Telecommunications Act, which was designed to open local markets to competition. New companies have formed to compete for markets that have been traditionally dominated by a very small number of larger providers. Distribution channels have become more fragmented as the barriers of entry have been removed and new companies are emerging with new technologies to challenge the historic gatekeepers of the communications infrastructure. These emerging companies will need distributors and service providers for their new hardware and software products. Interconnect service providers of data and voice are leveraging their existing customer base to provide these companies with a new full service, vendor-neutral channel.

      --    Increasing Specialization Within the Communications Industry.

      We believe industry specialization will continue to occur as communications companies focus on their core competencies and outsource non-core activities. In the interconnect markets, we believe that equipment manufacturers will increasingly divest their service business units and service providers will expand beyond their sole equipment manufacturer's representation to become more vendor-neutral and client focused. We believe that this creates a tremendous opportunity for a communications service provider such as COMC, which we believe we are well positioned to take advantage.

      Sales and Marketing

      We have targeted and built a strong base of Fortune 1000 corporations as clients. The 1000 largest U.S. companies that we target as customers generally have annual budgets that range between $1 million and $100 million for the purchase of voice and data products and services to support their regional and national operations and communications, and to achieve efficiencies and cost savings. Other clients we target have budgets ranging from $300,000 to $1 million per year.

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

      We work with our clients to transition their communications departments from in-house personnel to outsourcing whenever possible. Unlike certain of our competitors, we focus on large corporations that have diversified needs and substantial pent up demand to outsource their maintenance and service requirements.

      Our sales personnel are divided between local office sales calls to coordinated Strategic Account sales programs. Where local sale personnel rely on relationships and leads, Strategic Account sales personnel approach the Fortune 1000 customer or municipality as a team, including design engineers and project managers. We intend to hire additional sales personnel to meet our growing local and national sales efforts. We hope to increase the size of our sales force significantly through acquisitions as well as an aggressive hiring and training campaign. It is anticipated that such sales personnel will be compensated on a commission basis utilizing leads generated through referrals, periodic mailings, telemarketing and cold calls. We believe that building market share through direct sales, cross-fertilization of services as well as mergers and acquisitions will be an effective strategy for growth in the short term.

      Services rendered to our clients are performed primarily under master contracts. Each master contract contemplates hundreds of individual construction and maintenance projects valued generally at less than $50,000 each. Master contracts typically are awarded on a competitive bid basis. We also have contracts similar to master contracts with certain other clients. In addition to services rendered pursuant to master contracts, we provide construction and maintenance on individual projects awarded on a competitive bid basis. While such projects are generally substantially larger than individual projects covered by master contracts, such projects typically require the provision of services similar to those rendered under master contracts. Master contracts may extend for one to three years. Service agreements are generally terminable by the customer at any time.

      Our client relationships are with senior executives, chief information or technology officers, IT/IS managers, or customer purchasing departments. With our larger customers, we are often one of a few preferred vendors. Once on a preferred vendor list, our sales personnel are eligible to work directly with project managers or in-house consultants for additional work orders. To date, most of our business has been generated through referrals, personal sales calls, direct mailings and telemarketing. However, we intend to expand our marketing efforts to include:

o Improved graphic user interface and development of an advertising presence on the World Wide Web;
o Solicitation of manufacturers for on-line advertising and promotional plans;
o     Trade magazine advertising; and
o     Regular participation in user group conferences and business trade shows.

      In addition, we will attempt to increase our client base with our aggressive pricing policy and by acquiring additional distributors, thereby broadening our product offering. We also intend to add technicians qualified to service these new products and services and increase our flexibility in both pricing and in service offerings.

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

      Network Service and Equipment Sales.

      We provide service, maintenance and support for our clients' growing data and voice communications networks, as well as sell and install data and voice communications equipment. We maintain and service our clients' networks primarily through annual maintenance plans or through project-specific plans based on time and materials. We can remotely monitor and manage the voice and data equipment and network connectivity of our customers 365 days a year, 24 hours a day, through our advanced network management center.

      We also design, build and operate data networks, integrated voice and data networks and computer telephony integration. To meet our clients' needs, we evaluate technologies such as Internet protocol, frame relay, DSL and ATM, and then select, integrate and deploy the appropriate routers, switches, access devices and other required equipment. The networks we build range from small local area networks (LAN's) supporting less than 50 users to wide area networks (WAN's) supporting thousands of users and multiple technologies.

      We offer our clients a variety of voice, telephone and video equipment for the office environment. We also install, configure and integrate all of the equipment we purchase on behalf of clients, primarily telephones, switches, lines and computer servers. The voice systems range from between 15 and 50,000 internal telephone lines. This equipment includes PBX and key systems, building wiring, call centers, voice mail systems and premise (as opposed to mobile) wireless systems. We have the capability to install all connection lines including twisted pair copper (Cat V and VI), ISDN, coaxial cable and fiber optic, but often sub-contract any electrical wiring activities in connection with the installation of equipment. However, we intend to bring more of this electrical activity in-house.

      Recruitment Services Group.

      Our Recruitment Services group provides our clients with short and long-term technical consultants, as well as permanent placement of technical personnel. We specialize in telecommunications and information systems industry nationwide placements, particularly in the areas of telecom design, administration and maintenance, application development, project management, operations, facilities engineering, technical sales and marketing. We recruit our candidates from a variety of sources utilizing our own web site, electronic and print employment bulletin boards, cold calling and recruiter networking. Approximately 80% of our Recruitment Services revenues are from leasing employees on a temporary basis to our clients and 20% of our Recruitment Services revenues are from permanent placement fees.

      Vendor Relationships

      We have agreements with the voice and data equipment manufacturers listed immediately below.

o Avaya: authorized Diamond dealer since January 1998, entire voice and data product line;
o     NorTel Networks: authorized service provider/installer since January 1994;
o Cisco Systems: authorized distributor since January 1997, entire product line including switches, hub's and routers;
o     Bay Networks: NorTel Networks data subsidiary product lines;

o NEC: authorized distributor since January 1994, entire voice and data network product line; and,
o 3Com: authorized distributor since January 1997, entire product line including NIC cards, hub's and routers.

      Our agreements with the above-referenced voice and data equipment manufacturers provide for the distribution, resale or integration of products, and/or acting as agents for these equipment manufacturers. Normally, we receive volume purchase discounts on these manufacturers' products or services.

      Customers

      We currently support approximately 250 clients at over 4,000 of their customer sites across a broad range of industries, including banking, retail distribution and manufacturing, as well as educational, local and federal government offices and non-profit institutions. Our clients consist primarily of Fortune 1000 sized companies with employees and workstations between 10,000 and 100,000. In 2000, we also focused on small to medium sized customers with employees and workstations between 50 and 10,000. We believe that our high level of customer service has and will continue to enable us to capture an increasing portion of each of our clients' communications budget in the future.

      Our current customers include Bank of America, Wells Fargo Bank, Bank of the West, McKesson HBOC, Providian, US West, Western Digital, Western Carlson Design and Ameriflight. We also have subcontract relationships with Southwestern Bell/PacBell/Ameritech, Avaya, ExpaNets, Verizon/GTE, Williams Communications, and Sprint Communications.

      Employees

      As of December 31, 2000, we employed 268 persons at a total of six different sales and service locations throughout the U.S. Of these, three were executive officers, 204 were technicians, 6 were engineering personnel, 6 were engaged in sales, 15 were engaged in managerial, administrative and clerical activities, and 34 were contract employees on lease to our clients. None of our employees are represented by a union or collective bargaining agreement, and we have not experienced any work stoppages.

      In November 1999, our Board of Directors adopted the COMC, Inc. 1999 Stock Option Plan (the "1999 Plan") and 2,000,000 shares of our common stock were reserved for issuance under the 1999 Plan. Subsequently, our shareholders approved the 1999 Plan at our shareholder meeting in November, 2000. Under the 1999 Plan, we granted incentive stock options during 1999 to our employees to acquire a total of 240,000 shares of our common stock (of which 35,000 have since been cancelled) at an exercise price of $.50 per share, vesting over a five year period. During 2000, we granted incentive stock options vesting over a five year period to employees to purchase an additional 38,000 shares of common stock (of which 22,500 have since been cancelled) at an exercise price of $.80 per share.

      Competition

      The size of a client, the geographic scope and product platform preferences of the target client base dictates the competition we face. The market for both data network and voice communication services and products sales is highly competitive on a local, regional and national level. Since we are predominately a service company focusing on maintenance contracts and installation projects, and based upon the fact that most of the customers we target are large enough to purchase direct, we seldom compete with larger equipment distributors on the initial sale of equipment.

      We are trained and certified on most of the legacy and current release equipment manufactured by Avaya, NorTel Networks, NEC and Toshiba for voice networks as well as Cisco Systems, Avaya, Bay Networks and 3Com for data networks. Maintaining expertise in these systems, while remaining vendor neutral, allows us to competitively bid for service contracts representing approximately 80% of the installed US base of voice and data network systems. We obtain a competitive advantage based upon the fact that many of the largest targeted customers operate their systems on multiple-vendor platforms (for instance Avaya and NorTel voice switches and Cisco and 3Com data hubs and routers at the same time) which we can service and maintain under one general contract. Many of our competitors are limited to only one major voice and/or one major data vendor relationship and service.

      Our goal as a service company is to continuously expand our geographic service coverage to a national level, as well as expand upon our growing expertise within the above highlighted voice and data equipment platforms.

      We face competition in our targeted Fortune 1000 sized and municipal clients from Verizon/GTE, Electronic Data Systems, Williams Communications, IBM Global, Claricom, Inacom and AT&T Global. This competition covers larger voice and data network design, installation, maintenance and monitoring projects and contracts on a national basis. On a regional basis, we compete with NetVersant, NetsWork, Metro and Xeta Technologies. This competition covers cabling and voice service contracts as well as project work for medium and large sized clients in California, Texas, Arizona, Nevada, New Mexico, Colorado and Utah.

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

      Many of the largest equipment and service providers have achieved growth through acquisitions and mergers. These combinations have provided access to new markets, new products, and economies of scale. Despite this consolidation, the number of new entrants is increasing and new entrants are gaining market share from the large and established providers. In this highly competitive environment, telecommunications providers are increasingly focusing on core competencies and outsourcing non-core activities to other providers. In the telecommunications equipment market segment, both Avaya and NorTel Networks have divested their service and maintenance units in the past two years to focus on equipment development and sales. This trend is a significant departure from the traditional integrated model that has prevailed in the industry since its inception, and has represented an opportunity for us. We are currently a preferred business to business service provider to Avaya and Expanet (both former business units of Lucent Technologies) customers, and steadily growing these relationships. We act as one of several service call operations to meet the voice and data needs of their existing customer bases.

      Advances in Telecommunications and Networking Technology

      Telecommunications providers transmit voice, data and video signals primarily over copper, coaxial and fiber optic cables, microwave systems and satellites. Beginning in the 1960s, microwave systems began to replace copper cable. By 1990, fiber optic cables had largely replaced copper cable for long distance transmission. Fiber optic cables use light to transmit information in digital format through ultra-thin strands of glass. Compared to copper, fiberoptic cables provide significantly greater capacity at lower cost with fewer errors and increased reliability.

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

      Interconnect Services (Communications and Data Solutions) Market

      Businesses seek solutions to the challenges of selecting, maintaining and upgrading information and communications technologies and services amid rapid technological advances. As a result, the demand for consultants' services in systems integration and communications networks has been growing rapidly. Businesses such as Williams Communications, Norstar, Inc. and International Network Services on a national level and COMC on a regional level, assess customers' communications and information technology needs, evaluate equipment and services options, procure equipment and services, implement efficient network solutions and manage the combination of technologies.

ITEM 2. PROPERTIES

      Our headquarters are located at 2840 Howe Road, Suite D, Martinez, California. We occupy 8,000 square feet at this location in Martinez, of which approximately 7,000 square feet is dedicated to office space and 1,000 square feet is dedicated to warehouse space. We pay monthly rent of $8,570 for our headquarters in Martinez under a lease that will expire in November 2002. ICF leased an additional 3,700 square feet of office space and 3,200 square feet of warehouse space at 2840 Howe Road, Suite C. ICF pays monthly rent of $6,750 under the lease for this additional space that was signed in April 2000 and will expire November 2002. ICF occupies 14,700 square feet in a commercial building at 1700 West Burbank, Burbank, California. ICF pays a monthly rent of $15,803 under the lease for this space in Burbank under a lease that was signed in July 2000 and expires in July 2005. ICF also occupies an office in a commercial building at 5201 Mitchelldale, Suite B3, in Houston, Texas, of which approximately 1,000 square feet is dedicated office space and 1,000 square feet is dedicated to warehouse space. ICF pays monthly rent of $1,865 for this property located in Houston under a lease that expired in October 2000, but has been leased on a month to month basis since. ICF occupies an office in a commercial building at 2810 S. 24th Street, Suite 111, Phoenix, Arizona, of which 3,693 square feet is office space and 1,729 square feet is warehouse space. ICF pays a monthly rent of $3,804 for this property under a lease that will expire in September 2003. ICF occupies an office in a commercial building at 2602 S. 24th Street, Suite 102, Phoenix, Arizona, of which 1,100 square feet is office space. ICF pays a monthly rent of $1,612 for this property under a lease that will expire in September 2003. ICF occupies an office in a commercial building at 1788 N. Helm, Suite 107, Fresno, California, of which approximately 1,800 square feet is office space and 700 square feet is warehouse space. ICF pays a monthly rent of $1,000 for this property located in Fresno under a lease that will expire in December 2001. Finally, ICF occupies an office in a commercial building at 2100 Riverchase Center, Suite 214, Birmingham, Alabama of which 3,693 square feet is office space and 1,729 square feet is warehouse pace. ICF pays a monthly rent of $3,463 for this property under a lease that will expire in September 2003.

      While the aggregate leased property is currently meeting our needs, we anticipate leasing additional space as our company expands.

ITEM 3. LEGAL PROCEEDINGS

      We are currently involved in two separate legal proceedings. The first involves a claim made by a former employee of ICF, who alleges that he is owed unspecified commissions and business expenses. We recently received a notice of claim and conference from the Labor Commissioner for the State of California concerning this former employee. The notice of claim indicates that the approximate amount of the commissions and miscellaneous business expenses sought equal $116,000. Based on the facts currently available, we believe that this claim is without merit and we will contest this claim vigorously.

      The second legal proceeding involves a claim we have submitted to a former municipal customer, the City of Los Angeles, for failure to pay invoices in the approximate amount of $140,000. These invoices related to work performed in 1998 and 1999. We will pursue this claim vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of the fiscal year covered by this report our Board of Directors submitted the following items to our stockholders for a vote at the annual meeting of our Stockholders, which was held on November 28, 2000:

      1. The election of a slate Board of Directors proposed by our then existing Board of Directors to serve until our next Annual Meeting of Stockholders, or until their successors are elected and qualified;

      2. The approval of a proposal to change our state of incorporation from Illinois to Delaware;

      3. The approval of the COMC, Inc. 1999 Stock Option Plan, as amended;

      4. The ratification of the grant of stock options to acquire a total of 286,000 shares of our common stock to certain of our key employees under the COMC, Inc. 1999 Stock Option Plan;

      5. The Ratification of the appointment of BDO Seidman, LLP as our independent public accountants for the fiscal year ending December 31, 1999.

      Each of these items was submitted to our stockholders through the solicitation of proxies. Each of these items were approved by the required percentage vote of our Stockholders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Equity

      Our Common Stock is quoted Over The Counter on the electronic Bulletin Board under the symbol "CINJ.OB." The following table sets forth the high and low bid quotations for our Common Stock through the quarter ended March 31, 2001. Prior to the fiscal quarter ended March 31, 1998, no trading market existed for our securities. These quotations have been reported by the National Association of Securities Dealers, Inc. and represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                      Common Stock
         Fiscal Quarter          --------------------
         Ended                    High          Low
         --------------          ------        -----

         March 31, 1999          $2.1250       $.5000
         June 30, 1999           $1.5000      $1.0000
         September 30, 1999      $1.5000       $.7500
         December 31, 1999       $1.5625       $.1250
         March 31, 2000          $2.0000       $.6870
         June 30, 2000           $2.1250       $.8750
         September 30, 2000      $1.7500       $.7125
         December 31, 2000       $1.0310       $.3125
         March 31, 2001           $.7500       $.3750

      On December 31, 2000, our stock did not trade. On December 30, 2000 the closing price for our Common Stock on the OTC Bulletin Board was $.75 per share. On December 31, 2000, there were approximately 2,986 registered holders of record of our Common Stock. This does not include beneficial shareholders whose Common Stock is held in street name.

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

Sales of Unregistered Securities

      In July 1998, pursuant to a private placement, we issued units to a number of foreign financial institutions, which consisted of an aggregate of 1,000,000 shares of Common Stock and warrants to purchase 200,000 shares of our Common Stock at $2.00 per share until July 31, 2000. These issuance's were exempt from registration under Rule 506 promulgated under the Securities Act. The total gross cash proceeds of this offering were $1,500,000. In the same month, an additional 33,334 shares of our Common Stock and 6,666 warrants were sold to one U.S. investor on the same terms.

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

      In August of 1999, we issued options to acquire a total of 3,651,948 shares of Common Stock in connection with the restructuring of certain debt obligations to Messrs. Burns and Lincoln and in connection with the hiring of Mr. Smith. Specifically, Messrs. Burns and Lincoln received options to acquire a total of 376,623 shares of our Common Stock each, Mr. Smith received options to acquire a total of 2,463,896 shares of our Common Stock, and Gramercy National Partners, for its assistance in connection with the aforementioned debt restructuring and the hiring of Mr. Smith received options to acquire a total of 434,806 shares of our Common Stock. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act. Simultaneous with these option grants, Mr. Ackerman contributed into our treasury 3,651,948 shares of Common Stock from his personal holdings in order to fund these grants. Subsequently, in October of 1999, an option for 86,961 shares of Common Stock was exercised and 86,961 shares of Common Stock were issued from our treasury.

      In November 1999, our Board of Directors adopted the COMC, Inc. 1999 Stock Option Plan (the "1999 Plan") and 2,000,000 shares of our common stock were reserved for issuance under the 1999 Plan. Subsequently, our shareholders approved the 1999 Plan at our shareholder meeting in November, 2000. Under the 1999 Plan, we granted incentive stock options during 1999 to our employees to acquire a total of 240,000 shares of our common stock (of which 35,000 have since been cancelled) at an exercise price of $.50 per share, vesting over a five year period. During 2000, we granted incentive stock options vesting over a five year period to employees to purchase an additional 38,000 shares of common stock (of which 22,500 have since been cancelled) at an exercise price of $.80 per share.

      In December 1999, we cancelled 653,455 shares of common stock which had been recorded as issued to a consultant for services rendered. It was determined that a certificate for these shares was never issued, that the consulting services in question were never performed and that the statute of limitations for claiming these shares had expired.

      From April 17, 2000, through May 15, 2000, we raised approximately $1,320,000 through a private placement of 1,320,000 shares of our common stock and options to purchase 660,000 shares of our common stock for $1.00 per share with various accredited investors (the "Investors"). The options are exercisable at any time within the next five years. On April 26, 2000, some of the Investors exercised options and purchased 472,500 shares of common stock under their option agreements. In connection therewith, 236,250 shares of our common stock were surrendered to us at the April 26, 2000 OTCBB closing price of $2.00 per share in a "cashless" transaction and in full payment of $472,500 due from exercise. Consequently, only 236,250 shares of common stock were issued and 236,250 shares were recorded as a purchase into treasury, as a result of this exercise of options.

      On June 9, 2000, we filed a Form SB-2 Registration Statement (the "Registration Statement") with the Securities and Exchange Commission. We filed an Amended Form SB-2 Registration Statement on June 28, 2000. The Registration Statement concerned 17,386,456 shares of our common stock, including 306,666 shares of our common stock issuable upon the exercise of warrants and 3,752,487 shares of our common stock issuable upon the exercise of options. The offering price for the shares registered under the Registration Statement was $1.34 per share, or such other price as the holders of the shares being registered determine. The Registration Statement was filed in order to satisfy registration rights that the Company granted to those shareholders identified in the Registration Statement as the "Registering Shareholders." We will not receive any of the proceeds realized from the sale of the common stock registered under the Registration Statement. However, the Company will receive funds from the holders of warrants and options related to stock included under the Registration Statement if and when such warrants and options are exercised. By agreement with the Registering shareholders, the Company paid all of the expenses in connection with the Registration Statement, and the registration of the shares covered thereby (other than underwriters' commissions and discounts, if any). The Registration Statement became effective on June 29, 2000.

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

      While we do not design or take the research and development risk borne by the manufacturers of the equipment we service, we continue to invest in the latest training and certification for the networks we support. Specifically for data, we support products designed by Cisco Systems, Inc., Avaya, Inc., Bay Networks (a division of NorTel Networks) and 3Com. For voice products, we support products designed by Avaya, Inc. and NorTel Networks, Inc.

Results of Operations:

Dollars in Thousands              Years ended
--------------------              December 31
                                2000       1999
                                ----       ----
     Net Revenues
     ------------

     Data & Voice Services     $27,414    $16,267
     Recruitment Services      $ 2,964    $ 4,829
     ---------------------     -------    ------
        Total Revenue          $30,378    $21,096

      For the twelve months ended December 31, 2000 and 1999, our revenues were $30,377,800 and $21,095,500, respectively, representing a 44% increase. This increase was due primarily to a 68.5% increase in Data and Voice Services revenue for the year, offset by a 38.6% decline in Recruitment Services revenue. 2000 revenues benefited from an overall stable services market for voice and data, offset slightly by a tightening labor market which did not show signs of loosening up until late in the fourth quarter. Our significant customers continued to acquire other businesses throughout the year, increasing their IT demands and need for conversion project management over a wide geographic market.

Dollars in Thousands                 Years ended December 31:
--------------------
                                          Gross               Gross
                                         Profit              Profit
                                  2000   Margin     1999     Margin
                                  ----   ------     ----     ------
       Gross Profits
       -------------
       Data & Voice Service    $ 9,590    35.0%    $5,733      35.2%
       Recruitment Services    $ 1,075    36.3%    $1,372      28.4%
       --------------------    -------    ----     ------      ----
       Total Gross Profits     $10,665    35.1%    $7,105      33.7%

      For the twelve months ended December 31, 2000 and 1999, cost of revenues was $19,712,600 and $13,990,100, respectively, representing an increase of 40.9%. Conversely, our gross profit for the comparable periods was $10,665,200 and $7,105,400, respectively, representing an increase of 50%. Gross profit for Data and Voice Services were $9,589,700 or 35.0% of revenue, for the twelve months ended December 31, 2000 as compared with $5,732,800 and 35.2%, respectively, for the twelve months ended December 31, 1999. The slight change in margin was due to a more favorable blended pricing mix on large project and maintenance services throughout the year, offset by a higher utilization of subcontracted technical labor, which carries much lower profit margins, in the second half of 2000. Gross profit and margin for Recruitment Services were $1,075,500 and 36.3%, respectively for the twelve months ended December 31, 2000 as compared with $1,372,600 and 28.4%, respectively, for the twelve months ended December 31, 1999. The increase in margin was due to a higher percentage of permanent placement revenue as compared to the prior period, which had significantly higher margin, as well as more favorable contractor pricing.

      Selling, general and administrative ("SG&A") expenses increased 21.3% from $6,711,200 for the twelve months ended December 31, 1999 to $8,139,700 for the twelve months ended December 31, 2000. The increase in year over year comparable quarters was due to a planned expansion of our sales and marketing team company-wide, development of an in-house training institution, internal recruiting staff to meet our demand for technicians, and other one-time administrative expenses during fiscal year 2000. We suspended our direct sales activity in the first quarter of 2001, until we refine our direct sales and strategic account management business plans. Our former sales and marketing team did not generate incremental revenues and gross profits in 2000, and we will not be resuming such sales costs until a more appropriate sales team can be recruited. Total estimated costs related to our former direct sales team, as well as excess training and development expenses, were in excess of $490,000 during the calendar year. Internal recruiting has been responsible for recruiting and retaining in excess of 80 technicians and other critical staffing positions throughout our Company in 2000. One-time expenses related to the termination of an executive, in addition to partial-year compensation, was in excess of $240,000 during the year. Additional one-time expenses relating to unsuccessful acquisition attempts exceeded $100,000, while expenses related to our SB-2 registration statement in June 2000 exceeded $26,500.

      Included in our annual SG&A expenses are our holding company expenses, which decreased by $710,700 from $1,901,700 for the twelve months ended December 31, 1999 to $1,191,000 for the twelve months ended December 31, 2000. The decreased expense was due primarily to stock-based compensation of $1,239,200 in 1999, offset by legal and accounting costs related to merger and acquisition activities in 2000, as well as additional comparable executive salaries, which were only recorded for the last four months of 1999. In 1999, we recognized a compensation expense of $1,034,800 relating to the intrinsic value of certain stock options granted to an officer of the company, and $204,400 in consulting expense relating to the intrinsic value of certain other stock options granted to an advisor to the Company, which were both treated as noncash expenses. SG&A expenses for ICF's operations increased from $4,809,500 for the twelve months ended December 31, 1999 to $6,948,700 for the twelve months ended December 31, 2000.

      Noncash expenses include depreciation, amortization, and a charge for the impairment of long-term asset as discussed below:

      Depreciation expenses were $253,700 and $207,500 for the twelve months ended December 31, 2000 and 1999, respectively. This slight increase was due to the purchase of additional field service and new office equipment. We expect that depreciation will continue to increase in dollar terms as a result of additional investments in capital equipment required to support the anticipated growth in our business.

      Amortization expense and other non-cash charges were $16,100 and $10,938,500 for the twelve months ended December 31, 2000 and 1999, respectively. The reduction of amortization in 2000 was primarily due to the write-off of goodwill in the fiscal year ended December 31, 1999. In December 1999, we assessed the recoverability of certain of our long-lived assets, namely goodwill. We estimated the fair value of our goodwill based on comparable assets within the industry, our economic outlook and discounted future cash flows. These procedures resulted in the determination that the aforementioned asset had been permanently impaired, and a charge to earnings of $10,382,300 resulted in 1999 with the write-off of all of our amortizable goodwill.

Dollars in Thousands                Twelve Months ended
--------------------                    December 31
                                      2000       1999
                                      ----       ----

Operating Income Before
  Depreciation and Amortization      $2,526     $394

      For the year ended December 31, 2000, Operating Income Before Depreciation and Amortization ("EBITDA") increased 541% to $2,525,500 from $394,200 in the comparable fiscal year ended December 31, 1999. Adjusted for one-time expenses in the aggregate of $859,000 during fiscal year 2000, we would have experienced a 759% increase in EBITDA to $3,384,500 for the year 2000.

      EBITDA represents operating income before deductions for depreciation and amortization. EBITDA has been presented because we believe it is commonly used by investors to analyze operating performance and to determine a company's ability to incur or service indebtedness. EBITDA should not be considered in isolation or as a substitute for net income, cash flow from operations or any other measure of income or cash flow that is prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. In addition, our definition of EBITDA may not be identical to similarly entitled measures used by other companies.

      Interest Income increased from $9,000 for the fiscal year ended December 31, 1999 to $209,500 for fiscal year ended December 31, 2000 due to significantly higher average daily cash balances from increased customer deposits throughout the year.

      Interest Expense increased for fiscal year ended December 31, 2000 to $637,600 from $619,300 for the fiscal year ended December 31, 1999. Interest Expense for our bank borrowings declined from $221,900 in 1999 to $202,700 in 2000 due to lower utilization on our line of credit borrowings. Interest Expense
- Related Party increased to $434,900 from $397,400 due to the acceleration of amortization expenses from capitalized costs associated with the our Related Party Loans. $2,750,000 of these loans were repaid during the year. Approximately $268,300 related to amortization charges, while $166,600 was actual interest expense paid on the Related Party Loans.

      Other Income (Expense) is comprised mostly of bank fees and charges associated with our line of credit, offset by miscellaneous income for the period, which resulted in an expense of $2,200 for fiscal year ended December 31, 2000, versus an expense of $18,200 for the fiscal year ended December 31, 1999.

      An Income Tax provision of $845,100 was taken for the fiscal year ended December 31, 2000 due to increased earnings for the year.

      Net Income increased to $980,300, or $.05 per share, fully-diluted, for the fiscal year ended December 31, 2000 versus a Net Loss of $11,605,000 for the fiscal year ended December 31, 1999.

Liquidity and Capital Resources

      Cash and cash equivalents decreased to $331,500 at December 31, 2000 compared to $385,100 at December 31, 1999.

      Cash Flows From Operating Activities: For the twelve months ended December 31, 2000, cash provided by operating activities was $2,132,300 which resulted primarily from our net income for fiscal year 2000 of $980,300, increased by non-cash charges of $507,100, decreased by our growth in operating assets of $4,020,100 and increased by our growth in liabilities, primarily increases in customer deposits and payables of $4,665,000.

      Accounts receivable increased $3,813,100 due to greater activity in fiscal 2000 as well as overall growth in our business. Payables and accruals increased $2,085,000 due to greater purchases and accrued payroll, as well as an increase in customer deposits of $2,580,000.

      Cash Flows From Investing Activities: For the year ended December 31, 2000, net cash used for investing activities was $842,200 as a result of $810,800 in new equipment purchases and leasehold improvement, and deposit increases of $32,400, offset by proceeds from sales of capital assets of $1,000.

      Cash Flows From Financing Activities: For the year ended December 31, 2000, net cash used from our financing activities was $1,343,700, due primarily from the prepayment of Notes to Officers in the amount of $2,750,000 in the second quarter, partially funded in the amount of $100,500, with our line of credit and a private sale of $1,320,000 worth of our common stock. An additional $14,200 of long term debt was also paid in the year.

      In September of 1999, ICF secured a $3 million Line of Credit facility ("Line of Credit Facility") with Coast Business Credit, a division of Southern Pacific Bank. This credit facility has a two-year term and all amounts borrowed will accrue interest at the bank's prime rate plus 2%. The Line of Credit Facility is secured by substantially all of ICF's assets and contains customary covenants and restrictions. The Line of Credit Facility is being used to support working capital and may be used to finance small acquisitions.

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

      From April 17, 2000, through May 15, 2000, we raised approximately $1,320,000 through a private placement of 1,320,000 shares of our common stock and options to purchase 660,000 shares of our common stock for $1.00 per share with various accredited investors (the "Investors"). The options are exercisable at any time within the next five years. On April 26, 2000, some of the Investors exercised options and purchased 472,500 shares of common stock under their option agreements. In connection therewith, 236,250 shares of our common stock were surrendered to us at the April 26, 2000 OTCBB closing price of $2.00 per share in a "cashless" transaction and in full payment of the $472,500 due from exercise. Consequently, only 236,250 shares of common stock were issued as a result of this exercise of options. As of December 31, 2000, and based upon the above referenced transactions, we have a total of 21,193,991 shares of common stock issued, of which 3,801,237 are held in Treasury.

      Our net working capital at December 31, 2000 was a positive $2,157,800, a decrease of $760,700 over December 31, 1999. We believe that our current cash flow from operations plus our present sources of liquidity from current assets, and funds from the Line of Credit Facility, will be sufficient to finance operations for the foreseeable future and meet our short-term obligations.

      We have depended on a few large customers for the majority of our revenue to date. A loss of any one could have a material effect on our liquidity. While from time to time we may experience delays in the collection of our accounts receivable from our major customers, due to the quality of these major customers, the collectability of our accounts receivable has not been a problem.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Officers and Directors

      Our officers and directors are as follows:

Name                      Age          Position
----                      ---          ---------------------------
John J. Ackerman          43           Chairman of the Board
Paul M. Bakker            41           Director
William M. Burns          42           Chief Operating Officer, Director
Paul E. Graf              33           Director
Patrick J. Guarino        58           Director
Christopher R. Smith      37           Chief Executive Officer, President,
                                         Chief Financial Officer, Director

      John Ackerman, age 43, is the founder of COMC, Inc. and has been our Chairman and a member of our Board since November 1996, and served as our Chief Executive Officer from November 1996 until October 1999. Mr. Ackerman founded and was the President and Chief Executive Officer of Complete Communications, Inc., a California corporation ("CCI") and the predecessor of COMC, Inc. Prior to founding CCI, Mr. Ackerman held a senior position at London-based Justwise Limited, overseeing that firm's European sales and operations.

      Paul M. Bakker, age 41, co-founded Cheslock, Bakker & Associates, Inc. ("CBA") in 1993 and manages CBA's mortgage lending and CMBS issuance units. Mr. Bakker created CBA's core risk control systems as well as more than 500 proprietary transaction structuring and valuation models employed in CBA's disciplined investment service. Mr. Bakker has more than 15 years experience in both real estate and corporate finance. Prior to co-founding CBA, Mr. Bakker was a consultant at USGI Capital Markets, a Vice President at CS First Boston, and a Director of Kouri Capital, a European-based leverage buy-out and mergers and acquisitions firm. Mr. Bakker has been a member of the American Economic Association since 1980, and from 1991 to 1993, he served on the Board of Directors of Bond Technologies. A 1980 graduate of Whitman College, Mr. Bakker completed course work for a Ph.D. in Economics at New York University. Mr. Bakker was both a Research Assistant and a Research Fellow at NYU and taught Economics at NYU and Yeshiva University in 1982 and 1983.

      William M. Burns, age 42, is our Chief Operations Officer, Secretary and one of our Directors. Mr. Burns became one of our Directors in 1997. Mr. Burns was also a co-founder in 1989 of and is now the President and CEO of our wholly owned subsidiary ICF. Mr. Burns has over eighteen years of experience in the communications industry, starting ICF's predecessor in 1988. Prior to that, Mr. Burns held technical and management positions at the PacTel-PacBell Company. Prior to that he was employed at John Jackson Enterprises in Sacramento from 1978 through 1986. Mr. Burns attended four years of college at Rockland, California.

      Paul E. Graf, age 33, is founder, Chairman and CEO of Portalvision, Inc., an internet community software development company incorporated in August, 1999. He is also a private investor and has served on the Board of Directors of MD Choice.com since 1999, Big Storage Inc.com since 1999 and various other private enterprises. Prior to Portalvision, Mr. Graf was a Public Equity Portfolio Manager and Venture Capital investor with Graf Repetti & Co. in New York, NY from 1997 to 1999. Prior to that he was the Founder and President of International Arts, Inc. from 1992 to 1997. Mr. Graf received his BS in Business from Lehigh University in 1989.

      Patrick J. Guarino, age 58, is a partner at Gramercy Equity LLP ("Gramercy"), a boutique venture capital group located in New York, N.Y. Prior to joining Gramercy he was Executive Vice President and general counsel of Ultramar

Diamond Shamrock Corporation ("UDSC"), a Fortune 200 independent petroleum refining and marketing company listed on the New York Stock Exchange. UDSC was the result of a merger between Ultramar Corporation and Diamond Shamrock, Inc., in 1996. Prior to this merger, Mr. Guarino was the Senior Vice President, General Counsel and Chief Administrative Officer of Ultramar Corporation. Prior to becoming Senior Vice President, he was primarily involved in mergers and acquisitions and held executive positions and served on the boards of Ultramar's operating subsidiaries in the US, Europe and Asia. Prior to joining Ultramar in 1974, Mr. Guarino was in private practice with a New York City law firm. In addition, Mr. Guarino holds a BA degree from the City University of New York, and JD degree from Brooklyn Law School, Mr. Guarino completed an international business management program at Oxford University in England.

      Christopher R. Smith, age 37, is our Chief Executive Officer, President, Chief Financial Officer and one of our Directors. Mr. Smith is responsible for our day to day management, acquisitions, strategic planning and financial reporting. Mr. Smith became one of our Directors in November of 1999. Prior to joining us in 1999, Mr. Smith spent over seven years as a Managing Director with Wafra Partners, L.P., a New York-based private equity investment fund. Prior to joining Wafra, Mr. Smith was a Vice President with Kouri Capital, Inc., a private merchant bank group. Mr. Smith also held senior positions with Lambert Brussels Capital Corp. (an affiliate of Drexel Burnham Lambert) and First Union Corporation. Mr. Smith earned his degree in finance and accounting from Florida State University in 1985.

Board of Directors

      Our By-laws provide that our Board of Directors shall be composed of five to seven members. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified. Our By-laws permit the Board of Directors to fill any vacancy and the new director may serve until the next annual meeting of stockholders or until his successor is elected and qualified. Currently our Board of Directors consists of John J. Ackerman, Chairman, Paul M. Bakker, William M. Burns, Paul E. Graf, Patrick J. Guarino and Christopher R. Smith.

Committees of the Board

      Our Executive Committee is made up of our entire Board of Directors, while our Audit Committee, Compensation Committee, and Option Committee is made up of Paul M. Bakker, Paul E. Graf, and Patrick J. Guarino. These committees meet at least quarterly, just prior to our regularly scheduled quarterly Board meetings.

Officers

      Officers are elected by our Board of Directors and their terms of office are, except to the extent governed by employment contracts, at the discretion of the Board. Presently, John J. Ackerman is our Chairman, Christopher R. Smith is our Chief Executive Officer, President and Chief Financial Officer, and William
M. Burns is our Chief Operations Officer. These positions were reaffirmed by the Board of Directors at the November 28, 2000 Board meeting.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Messrs. Ackerman and Bakker have made all necessary 16(a) filings but Mr. Ackerman did not file a Form 5 in a timely manner and Mr. Bakker did not file Form 3 in a timely manner. Messrs. Graf and Guarino have not filed all necessary 16(a) reports, but are in the process of doing so. The Lincoln Trust has complied with all applicable Section 16(a) filing requirements, but also failed to file a Form 5 in a timely manor. There were no transactions to report with respect to any of these individuals or The Lincoln Trust.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

      The following table sets forth the compensation we and/or ICF have paid or accrued to all executive officers during the fiscal years ended December 31, 1998, 1999 and 2000:

                                        SUMMARY COMPENSATION TABLE(1)(2)
----------------------------------------------------------------------------------------------------------------
                                                          Annual Compensation            Long-Term Compensation
----------------------------------------------------------------------------------------------------------------
          (a)                    (b)                  (c)                  (d)                     (e)
------------------------- ------------------- -------------------- --------------------  -----------------------
                              Year Ended
Name/Principal Position      December 31          Salary ($)            Bonus ($)        Restricted Stock Awards
=======================   =================== ==================== ====================  =======================
John Ackerman                    2000              135,000               25,000                    -0-
Chairman, COMC and ICF    ------------------- -------------------- --------------------  -----------------------
Chief Operating Officer,         1999              137,692                 -0-                     -0-
  ICF (3)                 ------------------- -------------------- --------------------  -----------------------

                                 1998              180,262                 -0-                     -0-
                          ------------------- -------------------- --------------------  -----------------------
Christopher R. Smith             2000              150,385               25,000                    -0-
Chief Executive Officer
President, & CFO,         ------------------- -------------------- --------------------  -----------------------

 COMC,  Executive                1999               44,135                 -0-                 2,463,896
Vice President ICF        ------------------- -------------------- --------------------  -----------------------
                                 1998                -0-                   -0-                     -0-
----------------------------------------------------------------------------------------------------------------
William M Burns                  2000              150,385               25,000                    -0-
Chief Operating           ------------------- -------------------- --------------------  -----------------------
Officer, COMC                    1999              135,000                 -0-                   376,623
President and CEO, ICF    ------------------- -------------------- --------------------  -----------------------
                                 1998               31,731               40,000                    -0-
----------------------------------------------------------------------------------------------------------------
Charles E. Lincoln               2000              241,863                 -0-                     -0-
President, CEO, COMC      ------------------- -------------------- --------------------  -----------------------
                                 1999              135,000                 -0-                   376,623
                          ------------------- -------------------- --------------------  -----------------------

                                 1998               31,731               40,000                    -0-
----------------------------------------------------------------------------------------------------------------

(1) As to any named officer or director or group of executive officers, the above compensation does not include the use of an automobile and other personal benefits; the total value of which does not exceed the lesser of $50,000 or 10% of such person's or persons' cash compensation.
(2) Pursuant to the regulations promulgated by the Securities and Exchange Commission, the table omits columns reserved for types of compensation not applicable to us.
(3) Mr. Ackerman resigned as President in August 1998. Mr. Ackerman resigned as Chief Executive Officer in October 1999. Since October 1999, Mr. Ackerman has acted as the Chairman of our Board of Directors of COMC. Since November 2000, Mr. Ackerman has acted as the Chief Operations Officer of ICF.

      For discussion on options held and employment contracts for executive officers, see Item 11 below.

Aggregate Option Exercises in 2000 and Fiscal Year-End Option Values

      From April 17, 2000, through May 15, 2000, we raised approximately $1,320,000 through a private placement of 1,320,000 shares of our common stock and options to purchase 660,000 shares of our common stock for $1.00 per share with various accredited investors (the "Investors"). The options are exercisable at any time within the next five years. On April 26, 2000, some of the Investors exercised options and purchased 472,500 shares of common stock under their option agreements. In connection therewith, 236,250 shares of our common stock were surrendered to us at the April 26, 2000 OTCBB closing price of $2.00 per share in a "cashless" transaction and in full payment of the $472,500 due from exercise. Consequently, only 236,250 shares of common stock were issued as a result of this exercise of options. As of December 31, 2000, and based upon the above referenced transactions, we have a total of 21,193,741 shares of common stock issued, of which 3,801,237 are held in Treasury.

      No options granted to employees, officers and directors were exercised during the year ended December 31, 2000.

Fiscal Year-End Option Values

      The following table shows the value of unexercised stock options held by the executive officers named in the Summary Compensation Table as of December 31, 2000. No options held by such individuals were exercised during 2000.

                             Number of Shares of Common            Value of Unexercised
                            Stock Underlying Unexercised           In-the-Money Options
                            Options at December 31, 2000          at December 31, 2000(1)
                            ---------------------------------------------------------------
Name                        Exercisable    Unexercisable       Exercisable    Unexercisable
----                        -----------    -------------       -----------    -------------
Christopher R. Smith .....    2,463,896               --        $1,650,810               --
William M. Burns .........      376,623               --        $  252,337               --
Charles E. Lincoln .......      376,623               --        $  252,337               --

----------
(1) Market value of underlying securities at exercise date or fiscal year end, as the case may be, minus the exercise price.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The table below sets forth, as of December 31, 2000, information regarding the beneficial ownership of our Common Stock based upon the most recent information available to us for: (i) each person known by us to own beneficially more than five (5%) percent of our outstanding Common Stock after giving effect to all exercisable stock options and warrants, (ii) each of our officers and directors and (iii) all of our officers, directors and 5% shareholders as a group. Unless otherwise indicated in the footnotes, the address for all parties is c/o COMC, Inc., 2840 Howe Road, Suite D, Martinez, CA 94553.

                                       Shares Owned Beneficially
                                              and of Record
                                 ---------------------------------------
                                                    No. of        % of
Name                             Class         Shares Owned       Total
--------------------             -----         ------------       -----

John J. Ackerman (1)             Common Stock     3,333,052       15.90%
William M. Burns (2)             Common Stock     3,623,376       17.28%
Charles E. Lincoln (3)           Common Stock     3,623,376       17.28%
Christopher R. Smith(4)          Common Stock     2,663,896       12.71%
Marvin P. Loeb (5)               Common Stock     1,544,298        7.37%
Paul M. Bakker                   Common Stock        75,000         .36%
Paul E. Graf                     Common Stock       125,000         .60%
Patrick J. Guarino               Common Stock        15,000         .07%

All Five Percent Holders,        Common Stock    15,002,998       71.59%
Officers and Directors as a
Group (8 persons)

(1) Includes 500,000 shares that Mr. Ackerman has the power to vote pursuant to irrevocable proxies granted to Mr. Ackerman from two individuals to whom a portion of Mr. Ackerman's stock was transferred in a private transaction. On October 20, 2000, Mr. Lincoln, a former employee and Director, along with his wife, Carolyn D. Lincoln as trustees to The Lincoln Family Trust ("Trust"), appointed John J. Ackerman, William M. Burns, Christopher R. Smith, or any two of them, as the proxy of the Trust for certain matters that may come before the stockholders for a vote. The terms and conditions of this proxy are described under the heading "Shares Available for Future Sale" immediately below.

(2) Includes 3,246,753 shares of Common Stock held by a trust of which Mr. Burns is a trustee and beneficiary, and 376,623 shares of which Mr. Burns has the right personally to purchase upon exercise of options that are currently exercisable. On October 20, 2000, Mr. Lincoln, a former employee and Director, along with his wife, Carolyn D. Lincoln as trustees to The Lincoln Family Trust ("Trust"), appointed John J. Ackerman, William M. Burns, Christopher R. Smith, or any two of them, as the proxy of the Trust for certain matters that may come before the stockholders for a vote. The terms and conditions of this proxy are described under the heading "Shares Available for Future Sale" immediately below.

(3) Includes 3,246,753 shares of Common Stock held by a trust of which Mr. Lincoln is a trustee and beneficiary, and 376,623 shares of which Mr. Lincoln has the right personally to purchase upon exercise of options that are currently exercisable. On October 20, 2000, Mr. Lincoln, a former employee and Director, along with his wife, Carolyn D. Lincoln as trustees to The Lincoln Family Trust ("Trust"), appointed John J. Ackerman, William M. Burns, Christopher R. Smith, or any two of them, as the proxy of the Trust that may come before the stockholders for a vote. The terms and conditions of this proxy are described under the heading "Shares Available for Future Sale" immediately below.

(4) Includes 200,000 shares of Common Stock that Mr. Smith owns of record, and 2,463,886 shares Mr. Smith has a right to purchase upon exercise of options that are currently exercisable. On October 20, 2000, Mr. Lincoln, a former employee and Director, along with his wife, Carolyn D. Lincoln as trustees to The Lincoln Family Trust ("Trust"), appointed John J. Ackerman, William M. Burns, Christopher R. Smith, or any two of them, as the proxy of the Trust that may come before the stockholders for a vote. The terms and conditions of this proxy are described under the heading "Shares Available for Future Sale" immediately below.

(5) Includes 56,127 shares of Common Stock held by the Marvin P. Loeb Irrevocable Living Trust, of which Mr. Loeb is the sole trustee, and by Mr. Loeb as nominee for his children. Mr. Loeb disclaims beneficial ownership in such shares.

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

      (ii) two separate promissory notes, pursuant to which we memorialized our obligation, as restructured, to repay a total of $1,750,000 to Mr. Burns and $1,750,000 to Mr. Lincoln at a fixed annual rate of interest of 10%;

      (iii) an employment agreement with Mr. Burns, pursuant to which we agreed to employ Mr. Burns for a term of two years at an annual base salary of $135,000 as our Secretary and Chief Operations Officer, and President of ICF;

      (iv) an employment agreement with Mr. Lincoln, pursuant to which we agreed to employ Mr. Lincoln for a term of two years at an annual base salary of $135,000 as our President, and CEO of ICF;

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

      (x) an employment agreement with Mr. Smith, pursuant to which we agreed to employ Mr. Smith for a term of two years as our Chief Financial Officer and Executive Vice President of ICF.

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

      Effective October 11, 1999, we instituted a number of organizational and administrative changes involving certain key personnel. Specifically, John Ackerman resigned from his position as our Chief Executive Officer and was appointed the Chairman of the Board of ICF. Mr. Ackerman will continue to serve as our Chairman of the Board. Charlie Lincoln was appointed our Chief Executive Officer in addition to serving as our President. Matt Burns was appointed as the President and CEO of ICF. These changes were motivated by a desire to streamline our management, as well as the management of ICF, and to allow these key employees to focus on those areas where their strengths are greatest.

      During a meeting of our Board of Directors that took place on March 27, 2000, our Board of Directors approved resolutions that, among other things, authorized the following: (i) the sale of Two Million Six Hundred Twenty-five Thousand Dollars worth of our common stock (ii) the termination of Mr. Lincoln's employment with the Company and the negotiation of a settlement and mutual release agreement by and between the Company, ICF and Mr. Lincoln. Our Board of Directors determined that the termination of Mr. Lincoln was necessary due to differences in management styles between Mr. Lincoln and our other officers and different visions for the future of the Company.

      On May 10, 2000, we entered into a Settlement and Release Agreement with Mr. Lincoln. ICF was also a party to this agreement. This Settlement and Release Agreement provided for, among other things: a) the termination of Mr. Lincoln's Employment as our President and Chief Executive Officer and the termination of our Employment Agreement with Mr. Lincoln; b) our agreement to repay all amounts owing under our note made in favor of Mr. Lincoln in the original principal amount of $1,750,000; c) our agreement to pay a lump sum of $185,291.73 to Mr. Lincoln as an aggregate severance payment under Mr. Lincoln's Employment Agreement; d) our agreement to pay for Mr. Lincoln's continued participation in the Company's health insurance and disability insurance programs (to the extent such programs were previously offered to Mr. Lincoln and continued participation is permitted under such programs), until August 10, 2001; and e) the mutual release of all claims that we or ICF has or may have against Mr. Lincoln, and vice versa.

      On May 11, 2000, Mr. Lincoln tendered his resignation as a member of our Board of Directors, to be effective immediately. Mr. Lincoln's letter of resignation does not state any reason for his resignation.

      Effective as of May 18, 2000, Mr. Smith was appointed as our CEO. At that time, Mr. Smith was also appointed as our President until such time that our Board of Directors is able to locate a successor or a new President is elected by our directors at the next meeting of our Board of Directors, whichever occurs earlier.

      On October 20, 2000, Charles E. Lincoln and Carolyn D. Lincoln, in their capacity as the Trustees of The Lincoln Family Trust (the "Trust"), which is the holder of 3,246,753 shares of our common stock, appointed John J. Ackerman, William M. Burns, Christopher R. Smith (as well as their successors and assigns), or any two of them, as the proxy for the Trust, with full power to each of substitution for the Trust, to attend any and all meetings of our Stockholders, or any continuation or adjournment thereof, and to execute written consents of Stockholders, with full power to vote and act for the Trust in the name, place and stead, in the same manner, to the same extent and with the same effect that the undersigned might on behalf of the Trust were the undersigned personally present thereat, on the matters set forth immediately below:

      1. The designation of nominees to the Corporation's Board of Directors, the election and removal of Directors, and all other voting rights of the undersigned under Article 1, Section 1 of the Stockholders Agreement by and between the Corporation and various stockholders, including the Trust, Messrs. Ackerman, Burns and Smith, dated August 10, 1999 and expiring on August 10, 2002;

      2. The reincorporation of the Corporation in Delaware and the merger of the Corporation into and with COMC, Inc., a Delaware corporation;

      3. The consolidation, merger, and/or recapitalization of the Corporation, or the sale of all or substantially all of the assets of the Corporation so long as all common stockholders of the Corporation are treated equally in such transaction;

      4. The adoption, modification, or termination of any compensation plan or arrangement that requires shareholder approval; and,

      5. The amendment or restatement of the Corporation's Articles of Incorporation (or Certificate of Incorporation once the Reincorporation is completed) or Bylaws.

      The proxy granted by the Trust is irrevocable, coupled with an interest, and shall remain in full force and effect until the earlier of August 10, 2002, or termination of the Stockholder Agreement.

                                     PART IV

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

      (a) Documents filed as part of this report

            (1) Financial Statements- the financial statements are listed in the Index to Financial Statements on page F-1 and are filed as part of this annual report.

            (2) Exhibits- the Index to Exhibits following the Signature Page indicates the exhibits which are being filed as part of this report and the exhibits which are incorporated herein by reference.

      (b) Reports on Form 8-K. None.

                           COMC, Inc. and Subsidiary

                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


       Independent Auditors' Report                                         F-2

       Financial Statements

              Consolidated Balance Sheets                             F-3 - F-4
              Consolidated Statements of Operations                         F-5
              Consolidated Statements of Shareholders' Equity               F-6
              Consolidated Statements of Cash Flows                         F-7
              Notes to Consolidated Financial Statements             F-8 - F-25

Independent Auditors' Report

The Board of Directors and Shareholders of
COMC, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of COMC, Inc. and its wholly owned subsidiary, ICF Communication Solutions, Inc. (Subsidiary) as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of COMC, Inc. and Subsidiary as of December 31, 2000 and 1999, and the results of their operations and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The financial statements for 1999 have been restated as discussed in Note 2.

/s/ BDO Seidman, LLP
San Jose, California
March 2, 2001

                                                       COMC, Inc. and Subsidiary

                                                     Consolidated Balance Sheets

--------------------------------------------------------------------------------

December 31,                                               2000         1999
--------------------------------------------------------------------------------
Assets

Current:
     Cash and cash equivalents (Note 12)               $   331,500   $   385,100
     Accounts receivable, less allowance for
        doubtful accounts of $223,200 and $273,100
        (Notes 5 and 12)                                 6,740,000     4,269,400
     Unbilled receivables, net                           1,644,400       252,000
     Inventories (Note 5)                                  230,100       194,000
     Prepaid expenses and other current assets             142,400        34,900
     Refundable income taxes                                89,700            --
     Deferred income taxes (Note 10)                       281,500       213,500
--------------------------------------------------------------------------------
Total Current Assets                                     9,459,600     5,348,900

Property and Equipment, net (Notes 4 and 5)              1,147,000       561,200

Other Assets (Note 8)                                      116,900       368,900
--------------------------------------------------------------------------------
                                                       $10,723,500   $ 6,279,000
================================================================================
                    See accompanying notes to consolidated financial statements.

                                                       COMC, Inc. and Subsidiary

                                                     Consolidated Balance Sheets

--------------------------------------------------------------------------------



December 31,                                                        2000           1999
-------------------------------------------------------------------------------------------
                                                                                As Restated
                                                                                  (Note 2)
Liabilities and Shareholders' Equity

Current Liabilities:
    Bank borrowings (Note 5)                                   $    979,700    $    879,200
    Accounts payable                                              2,738,300         648,000
    Accrued expenses (Note 6)                                       977,100         572,800
    Current portion of long-term debt (Note 5)                       26,700          10,500
    Customer deposits (Note 7)                                    2,580,000              --
    Accrued interest due related party (Note 8)                          --          30,100
    Income taxes payable (Note 10)                                       --         270,000
    Other current liabilities                                            --          19,800
-------------------------------------------------------------------------------------------
Total Current Liabilities                                         7,301,800       2,430,400

Long-term Debt, less current portion (Note 5)                        38,600          20,400

Related Party Notes Payable (Note 8)                                750,000       3,500,000

Deferred Income Taxes (Note 10)                                      94,100          89,500
-------------------------------------------------------------------------------------------
Total Liabilities                                                 8,184,500       6,040,300
-------------------------------------------------------------------------------------------
Commitments and Contingencies (Notes 5, 7, 9, and 11)

Shareholders' Equity (Notes 8 and 11):
    Common stock, $.01 par value; 40,000,000 shares
      authorized; 21,193,991 and 19,401,491 shares issued;
        17,392,154 and 15,836,504 shares outstanding                211,900         194,000
Additional paid-in capital                                       15,727,500      13,952,900
Accumulated deficit                                             (11,148,100)    (12,128,400)
Treasury stock at cost; 3,801,237 and 3,564,987 shares           (2,252,300)     (1,779,800)
-------------------------------------------------------------------------------------------
Total Shareholders' Equity                                        2,539,000         238,700
-------------------------------------------------------------------------------------------
                                                               $ 10,723,500    $  6,279,000
===========================================================================================
                               See accompanying notes to consolidated financial statements.


                                                       COMC, Inc. and Subsidiary

                                           Consolidated Statements of Operations

--------------------------------------------------------------------------------

Years Ended December 31,                                2000           1999
--------------------------------------------------------------------------------
                                                                     As Restated
                                                                       (Note 2)

Revenues (Note 12):
     Data and voice services                       $ 27,413,500    $ 16,266,500
     Recruitment services                             2,964,300       4,829,000
--------------------------------------------------------------------------------
                                                     30,377,800      21,095,500
--------------------------------------------------------------------------------
Cost of Revenues:
     Data and voice services                         17,823,800      10,533,700
     Recruitment services                             1,888,800       3,456,400
--------------------------------------------------------------------------------
                                                     19,712,600      13,990,100
--------------------------------------------------------------------------------
Gross Profit                                         10,665,200       7,105,400
--------------------------------------------------------------------------------
Operating Expenses:
     Selling, general, and administrative
     (including noncash stock-based
     compensation of $1,239,200)                      8,139,700       6,711,200
     Noncash expenses:
        Impairment of long-lived asset (Note 3)              --      10,382,300
        Amortization of goodwill (Note 3)                    --         556,200
        Depreciation and amortization (Note 4)          269,800         207,500
--------------------------------------------------------------------------------
                                                      8,409,500      17,857,200
--------------------------------------------------------------------------------
Income (Loss) From Operations                         2,255,700     (10,751,800)
--------------------------------------------------------------------------------
Other Income (Expense):
     Interest income                                    209,500           9,000
     Interest expense (Note 5)                         (202,700)       (221,900)
     Interest expense, related party (Note 8)          (434,900)       (397,400)
     Other                                               (2,200)        (18,200)
--------------------------------------------------------------------------------
                                                       (430,300)       (628,500)
--------------------------------------------------------------------------------
Income (Loss) Before Provision for Income Taxes       1,825,400     (11,380,300)

Provision for Income Taxes (Note 10)                    845,100         224,700
--------------------------------------------------------------------------------
Net Income (Loss)                                  $    980,300    $(11,605,000)
================================================================================
Basic Income (Loss) per Common Share               $       0.06    $      (0.61)
Diluted Income (Loss) per Common Share             $       0.05    $      (0.61)
================================================================================
Basic Weighted-Average Common Shares Outstanding     16,889,220      19,153,992
Diluted Weighted-Average Common Shares Outstanding   20,608,076      19,153,992
================================================================================
                    See accompanying notes to consolidated financial statements.

                                                       COMC, Inc. and Subsidiary

                                 Consolidated Statements of Shareholders' Equity

                                        (Notes 7,8, and 11) As Restated (Note 2)

--------------------------------------------------------------------------------





                                      Common Stock          Additional                           Treasury Stock
                              --------------------------     Paid-in       Accumulated     ---------------------------
                                 Shares        Amount        Capital         Deficit         Shares       Amount          Total
-----------------------------------------------------------------------------------------------------------------------------------
Balances, January 1, 1999     20,054,946   $    200,500   $ 10,558,500    $   (523,400)          --     $       --     $ 10,235,600

Treasury stock contribution           --             --      1,826,000              --      (3,651,948)    (1,826,000)          --
Proceeds from exercise of
  stock options                       --             --        (38,800)             --          86,961         46,200         7,400
Compensation expense related
  to options granted                  --             --      1,239,200              --              --             --     1,239,200
Interest related to options
  granted                             --             --        361,500              --              --             --       361,500
Cancellation of shares
  outstanding                   (653,455)        (6,500)         6,500              --              --             --            --
Net loss                              --             --             --     (11,605,000)             --             --   (11,605,000
-----------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1999   19,401,491        194,000     13,952,900     (12,128,400)    (3,564,987)    (1,779,800)       238,700

Proceeds from issuance of
  common stock in private
  placement                    1,320,000         13,200      1,306,800              --             --             --      1,320,000
Issuance of common stock
  due to cashless exercise
  of options                     472,500          4,700        467,800              --       (236,250)      (472,500)            --
Net income                            --             --             --         980,300             --             --        980,300
-----------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2000   21,193,991   $    211,900   $ 15,727,500    $(11,148,100)    (3,801,237)   $(2,252,300)   $ 2,539,000
===================================================================================================================================
                                                                        See accompanying notes to consolidated financial statements.


                                                       COMC, Inc. and Subsidiary

                                           Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------


Years Ended December 31,                                                  2000           1999
------------------------------------------------------------------------------------------------
                                                                                     As Restated
                                                                                       (Note 2)
Cash Flows From Operating Activities:
     Net Income (Loss)                                               $    980,300    $(11,605,000)
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
           Impairment of long-term assets                                      --      10,382,300
           Stock-based compensation                                            --       1,239,200
           Amortization of deferred finance charge                        268,300          28,500
           Amortization of goodwill                                            --         556,200
           Depreciation and amortization                                  269,800         183,200
           Allowance for doubtful accounts                                (49,900)         (3,800)
           Loss on disposition of property and equipment                   18,900            --
           Deferred income tax                                            (63,400)        (45,300)
           Changes in operating assets and liabilities,
              net of  business acquisition:
              Accounts receivable                                      (3,813,100)     (1,130,500)
              Inventories                                                 (36,100)        (69,800)
              Prepaid expenses and other current assets                  (107,500)        160,300
              Accounts payable                                          2,090,300         (28,100)
              Accrued expenses                                            384,500         194,000
              Income taxes payable/refundable                            (359,700)       (775,300)
              Customer deposits                                         2,580,000              --
              Other current liabilities                                        --        (151,200)
              Accrued interest due related party                          (30,100)        (47,300)
-------------------------------------------------------------------------------------------------
Net Cash Provided By (Used in) Operating Activities                     2,132,300      (1,112,600)
-------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
     Repayment of loan receivable from shareholder                             --         114,300
     Deposits                                                             (32,400)             --
     Proceeds from sale of property and equipment                           1,000              --
     Purchase of property and equipment                                  (810,800)        (28,600)
-------------------------------------------------------------------------------------------------
Net Cash (Used In) Provided by Investing Activities                      (842,200)         85,700
-------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
     Proceeds from sale of common stock                                 1,320,000           7,400
     Bank overdraft                                                            --         (69,400)
     Advances from bank loans and other credit institution             25,594,400       6,713,500
     Repayments on bank loans and other credit institution            (25,493,900)     (6,132,100)
     Payments for long-term debts                                         (14,200)       (125,900)
     Payments for long-term debts-- related parties                    (2,750,000)           --
-------------------------------------------------------------------------------------------------
Net Cash (Used in) Provided By Financing Activities                    (1,343,700)        393,500
-------------------------------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents                                 (53,600)       (633,400)
Cash and Cash Equivalents, beginning of year                              385,100       1,018,500
-------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, end of year                               $    331,500    $    385,100
=================================================================================================
Cash Paid For:
     Interest                                                        $    399,400    $    397,300
     Income taxes                                                    $  1,256,600    $  1,004,100
Noncash Investing and Financing Activities:
     Stock options issued in connection with debt restructuring      $         --    $    361,500
     Treasury stock contribution                                     $         --    $  1,826,000
     Issuance of common stock through cashless exercise of options   $    472,500    $         --
     Purchase of vehicles through issuance of long-term debt         $     48,600    $         --
=================================================================================================
                                     See accompanying notes to consolidated financial statements.


                                                       COMC, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

1.   Summary of              The Company
     Accounting
     Policies                COMC,  Inc.  and  Subsidiary  (the  Company)  is  a
                             technology      service      company     in     the
                             telecommunications    industry   with   a   rapidly
                             expanding   regional  service  coverage  area.  The
                             Company designs, implements,  supports, and manages
                             LAN/WAN    computer    network    systems,    voice
                             communication network systems, and premise wiring for both data and voice. In addition, the Company provides customers with permanent and temporary technical professional recruitment and placement services.

                             Principles of Consolidation

                             The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ICF Communication Solutions, Inc.
                             (ICF). All significant intercompany accounts and transactions have been eliminated.

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

                                                       COMC, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

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

                             Long-Lived Assets

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

                             Advertising Costs

                             The cost of advertising is expensed as incurred. Advertising costs for the years ended December 31, 2000 and 1999, were approximately $8,500 and $24,300, respectively.

                                                       COMC, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                             Income Taxes

                             Income taxes are calculated using the liability method of accounting for income taxes specified by Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statements and income tax bases of assets, liabilities and carryforwards using enacted tax rates. Valuation allowances are established when necessary, to reduce deferred tax assets to the amount expected to be realized. Realization is dependent upon future pre-tax earnings, the reversal of temporary differences between book and tax income, and the expected tax rates in effect in future periods.

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

                                  Short-Term Debt

                                  The fair value of short-term debt is estimated based on current interest rates available to the Company for debt instruments with similar terms and maturities.

                                  Long-Term Debt and Related Party Notes Payable

                                  The fair value of long-term debt and related party notes payable are estimated based on current interest rates available to the
                                  Company for debt instruments with similar terms and maturities.

                                  As of December 31, 2000 and 1999, the fair values of the Company's financial instruments approximate their historical carrying amounts.

                                                       COMC, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                             Stock-Based Compensation

                             SFAS No. 123, Accounting for Stock-Based Compensation, encourages entities to recognize compensation costs for stock-based employee compensation plans using the fair value-based method of accounting defined in SFAS No. 123, but allows for the continued use of the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company continues to use the accounting prescribed by APB Opinion No. 25 and as such is required to disclose pro forma net income and earnings per share as if the fair value-based method of accounting had been applied. For stock options and certain warrants issued to nonemployees, the Company applies SFAS No. 123, using the Black-Scholes option-pricing model.

                             Basic and Diluted Earnings and Loss Per Common
                             Share

                             Under SFAS No. 128, the dilutive effect of stock options is excluded from the calculation of basic earnings per share. For the year ended December 31, 2000, all potential common shares were included in diluted earnings per share. The number of potential common shares not included in diluted earnings per share, due to their being anti-dilutive was 3,564,987 for the year ended December 31, 1999.

                             Comprehensive Income

                             Comprehensive income includes all changes in equity (net assets) during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealizable gain/loss of available-for-sate securities. The individual components of comprehensive income (loss) are reflected in the statements of shareholders' equity. As of December 31, 2000 and 1999, the Company did not have any accumulated other comprehensive income (loss).

                                                       COMC, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                             Adoption of New Accounting Pronouncements

                             In June 1998, the FASB issued SFAS N0. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 as amended by SFAS Nos. 137 and 138, requires companies to recognize all derivatives contracts as either assets and liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133, as amended, is effective for all fiscal years beginning after June 15, 2000.

                             Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, adoption of the new standard on January 1, 2001 is not expected to have a material impact on results from operations, financial position or cash flows.

                             In December 1999, the Securities and Exchange Commission (SEC) staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 provides interpretive guidance on the recognition, presentation and disclose of revenue in the financial statements. SAB 101 did not have a material affect on the Company's financial results upon adoption on July 1, 2000.

                             In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44) Accounting for Certain Transaction Involving Stock Compensation, an Interpretation of APB Opinion No.
                             25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion 25 (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and
                             (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. FIN 44 did not have a material effect on the Company's financial results upon adoption.

                                                       COMC, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                              Reclassifications

                              Certain amounts in the 1999 consolidated financial statements have been reclassified to conform with the 2000 presentation.

2.   Restatement  of          The Company has restated its financial  statements
     Financial  Data          for the year ended  December  31,  1999 to reflect
                              the $1,034,800 intrinsic value of stock options issued to the Company's Chief Financial Officer
                              (Note 7). This restatement increased net loss in 1999 by $1,034,800 and increased basic and diluted loss per share by $0.06.

3.   Acquisition              On August 17, 1998,  the Company  consummated  the
                              acquisition  of ICF  Communication  Systems,  Inc.
                              (ICF).  Under the terms of the  Agreement and Plan
                              of Merger dated July 24, 1998, ICF merged with and
                              into a wholly owned subsidiary of the Company that
                              had been especially organized for purposes of this
                              transaction  (the Merger).  In connection with the
                              Merger,    ICF's   name   was   changed   to   ICF
                              Communication Solutions, Inc. In consideration for
                              the Merger,  the two principals of ICF received an
                              aggregate    payment   valued   at   approximately
                              $14,000,000, as follows: $1,500,000 in cash at the
                              closing   of  the   transaction;   $3,500,000   in
                              promissory notes due and payable throughout 1999, and 6,493,506 shares of the Company's common stock valued at $9,000,000 or $1.386 per share. The
                              Company agreed to use its best efforts to register the shares of common stock issued in connection with the Merger. The Company defaulted on various payments of the promissory notes in 1999, and restructured the notes (see Note 8).

                              Goodwill was being amortized on a straight-line basis over a twenty-year period, with the Company periodically reviewing goodwill to assess its recoverability. As required by SFAS No. 121, in December 1999, the Company recorded a loss on the long-lived asset of goodwill when the events and circumstances indicated the asset was impaired. The Company estimated the fair value of this asset based on comparable assets within the industry, the Company's economic outlook and discounted future cash flows. The impairment resulted in a charge to earnings of $10,382,300 in 1999.

                                                       COMC, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

4.   Property and             Property and equipment  consisted of the following
     Equipment                as of December 31, 2000 and 1999:

                                                                      2000               1999
                              ------------------------------------------------------------------
                              Furniture and office equipment      $  813,400          $  454,100
                              Vehicles                               424,000             331,700
                              Computer equipment                     398,000             285,500
                              Software                                70,500              53,000
                              Leasehold improvements                 242,000              44,800
                              ------------------------------------------------------------------
                                                                   1,947,900           1,169,100
                              Less accumulated depreciation
                                and amortization                     800,900             607,900
                              ------------------------------------------------------------------
                                                                  $1,147,000          $  561,200
                              ------------------------------------------------------------------

5.   Financings               Line of Credit

                              The Company has a $3,000,000 revolving line of credit with a bank that expires in September 2001. The borrowings under the line of credit bear interest at the bank's prime rate plus 2% (11.5% as of December 31, 2000) and are collateralized by the Company's accounts receivable, inventories, and property and equipment. The Agreement contains certain restrictive covenants, which require that the Company maintain certain financial ratios regarding tangible net worth and includes, among other things, restrictions as to percentages of eligible receivables. As of December 31, 2000, there was $2,020,300 available under the line of credit, and the Company was in compliance with all debt covenants.

                              Debt Financing

                              From 1998 through 2000, the Company acquired six vehicles for a total purchase price of $92,600 under capital lease arrangements with the vehicles as security. The loans bear interest at rates ranging from 0.9% to 9.7%. Accumulated depreciation related to these vehicles was $22,500 and $10,600 as of December 31, 2000 and 1999,
                              respectively.

                                                       COMC, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                    Annual maturities of the debt financing discussed above for years ending December 31, are as follows:

                    2001                                                 $26,700
                    2002                                                  25,700
                    2003                                                  12,900
                    ------------------------------------------------------------
                                                                         $65,300
                    ------------------------------------------------------------

6.   Accrued
     Expenses

                    Accrued expenses consisted of the following as of December 31, 2000 and 1999:

                                                              2000       1999
                    ------------------------------------------------------------
                    Accrued payroll and related expenses   $ 560,400   $ 317,800
                    Accrued vacation                         234,400     137,600
                    Accrued commissions                       60,100      49,000
                    Other                                    122,200      68,400
                    ------------------------------------------------------------
                                                           $ 977,100   $ 572,800
                    ------------------------------------------------------------


7.   Commitments    Operating Leases
     and
     Contingencies  The Company leases certain  offices under  operating  leases expiring on various dates through 2005. Total rent expense charged to operations was $402,800 and $255,800 in 2000 and 1999, respectively. As of December 31, 2000, the minimum future rental commitments under non-cancelable operating leases payable over the remaining terms of the operating leases are:

                    Years ending December 31,
                    ------------------------------------------------------------
                    2001                                              $  462,000
                    2002                                                 447,400
                    2003                                                 266,300
                    2004                                                 246,600
                    2005                                                 133,000
                    ------------------------------------------------------------
                                                                      $1,555,300
                    ------------------------------------------------------------

                                                       COMC, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                    Customer Deposit

                    In April 2000, the Company received deposits in the amount of $10,634,700 from a major customer. As of December 31, 2000, the unapplied balance was $2,580,000.

                    Employment Agreements

                    In 1999, the Company entered into a two-year employment agreement with its Chief Financial Officer, providing among other things, an annual salary of $135,000 and 2,463,896 options to purchase common stock (Note 11), as well as annual bonuses at the discretion of the Company's Board of Directors. The Company recorded compensation expense of $1,034,800 relating to the intrinsic value of the options on the date of grant (Note 2).

                    In 1999, the Company entered into a two-year employment agreement with its Chief Operations Officer, providing among other things, an annual salary of $135,000, as well as annual bonuses at the discretion of the Company's Board of Directors.

8. Transactions In August 1998, the Company entered into a series of six With Related notes aggregating $3,500,000 with the Company's President
     Parties        and the  Company's  Chief  Operating  Officer as part of the
                    Merger  discussed  in Note 3. These  notes bore  interest at
                    10%, and had original  maturity dates of either January 1999
                    or  August  1999.   In  1999,   the  Company   canceled  the
                    aforementioned  notes and  issued  two  unsecured  10% notes payable for  $1,750,000  each to the President and the Chief
                    Operations  Officer.  Under the new  notes,  the term of the notes was  extended for three  additional  years (due August
                    2002),  payable  in a  lump-sum  amount  at  the  end,  with interest payable monthly.  Should the Company default on the new notes or their interest  payments,  the noteholders have the  right  to  convert  the  notes to  common  stock of the
                    Company at $0.50 per share.  In 1999,  the Company  paid off the  note  payable  due to the  Company's  President  in the
                    amount  of  $1,750,000.   Additionally,   the  Company  made
                    principal payment in the amount of $1,000,000 on the note payable due to the Company's Chief Operations Officer. As of December 31, 2000, the balance outstanding on the remaining note was $750,000.

                                                       COMC, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                    Interest expense associated with the above notes aggregated $166,600 and $347,159 during 2000 and 1999, respectively. As of December 31, 2000 and 1999, $0 and $30,100 were accrued on these notes, respectively.

                    In connection with the restructuring of the notes, the noteholders received 753,246 options (Note 10) to purchase common stock. The fair value of these options of approximately $361,600 has been recorded as a deferred finance charge, and is included in other assets. The deferred  finance  charge  is being  amortized  as  interest expense over the life of the related notes, with amortization accelerated as the notes are repaid before maturity. The Company recorded amortization expense of $268,300 and $28,500 during 2000 and 1999, respectively.

9.   Defined        In April 1997, the Company amended its defined  contribution
     Contribution   plan (the Plan) such that all  employees  were  eligible  to
     Plan           participate  in the Plan after  completing  three  months of service  and  attaining  the age of 21. To be entitled to an allocation of employer  contributions,  a  participant  must complete  1,000  hours of  service  during the Plan year and must be  employed by the Company on the last day of the Plan year.  Employees  electing  to  participate  in the Plan may
                    contribute   up  to  20%  of  their   annual   compensation.
                    Contributions to the Plan are limited to the maximum amount allowable under the provisions of the Internal Revenue Code.
                    The Company may choose to make contributions to the Plan at its discretion. During the years ended December 31, 2000 and 1999, the Company matched employee contributions totaling
                    $33,700 and $0, respectively.

10.  Income Taxes   The  components  of the  provision  for income taxes were as follows for the years ended December 31, 2000 and 1999:

                    2000             Current        Deferred       Total
                    ------------------------------------------------------------
                    State           $172,700       $ (4,200)      $168,500
                    Federal          735,800        (59,200)       676,600
                    ------------------------------------------------------------
                                    $908,500       $(63,400)      $845,100
                    ------------------------------------------------------------

                    1999             Current        Deferred       Total
                    ------------------------------------------------------------
                    State           $ 56,000       $ (3,000)      $ 53,000
                    Federal          214,000        (42,300)       171,700
                    ------------------------------------------------------------
                                    $270,000       $(45,300)      $224,700
                    ------------------------------------------------------------

                                                       COMC, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                    The components of deferred tax assets and liabilities were as follows as of December 31, 2000 and 1999:

                                                             2000       1999
                    ------------------------------------------------------------
                    Deferred tax assets:
                      State income taxes                   $73,700    $ 19,000
                      Allowance for uncollectable
                         accounts                           88,900     109,000
                      Accrued vacation                      97,900      66,000
                      Others                                21,000      19,500
                    ------------------------------------------------------------
                    Gross Deferred tax asset               281,500     213,500
                    Deferred Tax liability:
                      Depreciation                          94,100      89,500
                    ------------------------------------------------------------
                                                          $187,400    $124,000
                    ------------------------------------------------------------

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

                    The actual tax expense differs from the expected tax expense, computed by applying the Federal corporate tax rate of 34% to income before income taxes, as follows:

                                                           2000         1999
                    ------------------------------------------------------------
                    Expected statutory tax expense       $620,600   $(3,517,500)
                    Amortization and write-off of
                      goodwill                                 --     4,347,800
                    State income taxes, net of federal
                      tax effect                          106,000      (620,800)
                    Meals and entertainment and
                      penalties                            53,700            --
                    Other                                  64,800        15,200
                    ------------------------------------------------------------
                    Income taxes                         $845,100   $   224,700
                    ------------------------------------------------------------

                                                       COMC, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

11.  Shareholders'  Common Stock
     Equity

                    In April and May 2000, the Company issued 1,320,000 shares of common stock and options to purchase 660,000 shares of common stock at $1.00 per share for proceeds of $1,320,000. The options are exercisable at any time within the next five years. In April 2000, the holders of 472,500 of these options elected to receive an aggregate of 236,250 shares of common stock through a cashless exercise of options. In connection with the exercise, 236,250 shares of common stock were surrendered to the Company at the then fair market value of $2.00 per share.

                    In August  1999,  the  Company's  Chairman  of the Board and
                    principal stockholder contributed back to the Company 3,651,948 shares of his common stock holdings. These shares are to be reserved for issuance to key employees under the
                    Company's stock option plan. At the time of their contribution to the Company and the subsequent grant of an equal number of options, the shares had a fair market value of $0.50 per share. In the accompanying consolidated financial statements, these shares have been reflected as treasury stock. In 1999, 86,961 of these shares were issued from the exercise of vested stock options.

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

                                                       COMC, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

     A summary of the status of the Company's outstanding stock options as of December 31, 2000 and 1999, and changes during the years then ended is presented in the following table:

                                                    Options Outstanding
                                         --------------------------------------
                                                                     Weighted-
                                           Options      Options       Average
                                          Not Under      Under       Exercise
                                          the Plan     the Plan        Price
     ---------------------------------------------------------------------------
     Balances, January 1, 1999                  --           --      $     --
     Granted                             3,651,948      240,000          0.11
     Exercised                             (86,961)          --          0.08
     ---------------------------------------------------------------------------
     Balances, December 31, 1999         3,564,987      240,000          0.11
     Granted                               660,000       38,000          0.99
     Cancelled                                  --      (57,500)         0.62
     Exercised                            (472,500)          --          1.00
     ---------------------------------------------------------------------------
     Balances, December 31, 2000         3,752,487      220,500      $   0.15
     ---------------------------------------------------------------------------
     Exercisable at year-end             3,752,487       41,000      $   0.13
     ---------------------------------------------------------------------------
     Weighted-average fair value of
       options granted during 2000                                   $   0.71
                                                                     -----------
     Weighted-average fair value of
       options granted during 1999                                   $   0.47
                                                                     -----------

     Options granted under the Plan were for employees of the Company. Options granted outside the Plan during 1999 were pre-plan and issued to officers and directors of the Company. Options granted outside the Plan during 2000 were granted to investors in connection with a private placement.

                                                       COMC, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

     The following table summarizes information about stock options outstanding as of December 31, 2000:


                               Options Outstanding                     Options
                     ----------------------------------------        Exercisable
                                     Wtd. Avg.                 -----------------------
      Range of                       Remaining     Wtd.-Avg.                Wtd.-Avg.
      Exercise         Number       Contractual    Exercise      Number     Exercise
       Prices        Outstanding        Life        Prices      Exercise     Prices
     ---------------------------------------------------------------------------------
     0.01-0.10       3,564,987       8.8 years     $  0.08     3,564,987    $  0.08
     0.11-0.50         205,000       8.9 years        0.50        41,000       0.50
     0.51-1.00         203,000       4.3 years        0.98       187,500       1.00
                     ---------                     -----------------------------------
                     3,972,987                     $  0.15     3,793,487    $  0.13
                     ---------                     -----------------------------------

     In connection with the grant of certain stock options to nonemployees in 1999, the Company recorded consulting expense of $204,400, representing the fair value of the options at the grant date using the following assumptions: dividend yield of 0; expected volatility of 181%; risk-free interest rate of 6.4%; and expected life of two years. Additionally, the Company recorded compensation expense of $1,034,800 relating to the intrinsic value of stock options granted to the Company's Chief Financial Officer during 1999 (Note 7).

                                                       COMC, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income (loss) and earnings
     (loss) per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No.123. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option pricing-model with the following weighted average assumptions used for grants in 2000 and 1999: dividend yield of 0; expected volatility of 208% and 130%; risk-free interest rate of 5.9% and 5.6%; and expected lives of three years for all plan options. Under the accounting provisions of SFAS No. 123, the Company's pro forma net loss and the basic and diluted net loss per common share would have been adjusted to the pro forma amounts below.

                                                    2000            1999
          ---------------------------------------------------------------------
                                                                 As Restated
                                                                   (Note 2)
          Net Income (loss):
            As reported                           $980,300     $(11,605,000)
            Pro forma                              910,700      (11,628,100)

          Basic earnings (loss) per share:
            As reported                               0.06            (0.61)
            Pro forma                                 0.05            (0.61)

          Diluted earnings (loss) per share:
            As reported                               0.05            (0.61)
            Pro forma                                 0.04            (0.61)

12. Concentration Financial instruments, which potentially subject the of Credit Risk Company to concentration of credit risk, consist principally of cash and cash equivalents, and trade receivables. The Company places its cash and cash equivalents with high quality financial institutions and, by policy, limits the amounts of credit exposure to any one financial institution.

                                                       COMC, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                    The Company's accounts receivable are derived from customers in various industries. The Company believes that risk of accounting loss is moderated to some extent due to the diversity of its end-customers and geographic sales areas. The Company performs credit evaluation of its customers' financial condition whenever necessary, and generally does not require cash collateral or other security to support customer receivables.

                    For the year ended December 31, 2000, one customer accounted for approximately 67% of total revenues, with related accounts receivable as of December 31, 2000 of $4,610,200.

                    For the year ended December 31, 1999, two customers accounted for approximately 33% and 26% of total revenues, respectively, with related accounts receivable as of December 31, 1999 of $2,105,600 and $451,900, respectively.

                    The concentrations of revenues and related receivables as of and for the year ended December 31, 2000 as described above expose the Company to a relatively greater degree of risk of loss than would be the case with greater customer diversification.


13.  Segment        The Company  operates  in two  industry  segments:  Data and
     Information    Voice Services and Recruitment Services.

                    The revenue components of the Data and Voice Services segment consist primarily of (1) designing, implementing, supporting, and managing LAN/WAN computer network systems, voice communication network systems, and premise wiring for both data and voice; and (2) distributing and maintaining equipment on behalf of major telecommunication equipment manufactureres.

                    The revenue components of the Recruitment Services segment consist primarily of providing customers with permanent and temporary technical professional recruitment and placement services to fill their internal staffing needs.

                                                       COMC, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Summarized financial information concerning the operating segments in which the Company operated as of December 31, 2000 and 1999, and for each of the years then ended is shown in the following tables:

                                                             December 31,
                                                  ------------------------------
Operating Segments                                    2000             1999
--------------------------------------------------------------------------------
                                                                    As Restated
                                                                      (Note 2)
Revenue:
     Data and Voice Services ...............     $ 27,413,500      $ 16,266,500
     Recruitment Services ..................        2,964,300         4,829,000
     Corporate .............................               --                --
--------------------------------------------------------------------------------
                                                 $ 30,377,800      $ 21,095,500
================================================================================
Income (loss) from operations:
     Data and Voice Services ...............     $  4,946,200      $  3,010,800
     Recruitment Services ..................          165,600           422,600
     Corporate .............................       (2,856,100)      (14,185,200)
--------------------------------------------------------------------------------
                                                 $  2,255,700      $(10,751,800)
================================================================================
Total assets:
     Data and Voice Services ...............     $  9,947,300      $  5,315,800
     Recruitment Services ..................          697,000           572,300
     Corporate .............................           79,200           390,900
--------------------------------------------------------------------------------
                                                 $ 10,723,500      $  6,279,000
================================================================================
Expenditures for long-lived assets:
     Data and Voice Services ...............     $    827,200      $     28,600
     Recruitment Services ..................           16,000                --
     Corporate .............................               --                --
--------------------------------------------------------------------------------
                                                 $    843,200      $     28,600
================================================================================
Depreciation and amortization:
     Data and Voice Services ...............     $    228,700      $    297,100
     Recruitment Services ..................            2,500               500
     Corporate .............................           38,600        10,848,400
--------------------------------------------------------------------------------
                                                 $    269,800      $ 11,146,000
================================================================================

                                                       COMC, Inc. and Subsidiary

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

               The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no inter-segment sales. Long-term assets is made up of property and equipment and other assets. Corporate services, consisting of general and administrative services are provided to the segments from a centralized location. In addition, substantially all of the sales and recruiting workforce is contained in the Data and Voice Services segment. Costs associated with the sales and recruiting workforce are allocated to the Recruitment Services segment based generally on forecasted revenues.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                COMC, INC.

                                By: /s/ Christopher R. Smith
                                   -------------------------------
                                   Christopher R. Smith, CEO

Dated: April 16, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of April 16, 2001 by the following persons on behalf of Registrant and in the capacities indicated.

                                   /s/ John Ackerman
                                   -------------------------------
                                   John J. Ackerman, Chairman

                                   /s/ Paul Bakker
                                   -------------------------------
                                   Paul M. Bakker, Director

                                   /s/ Matt Burns
                                   -------------------------------
                                   William M. Burns, Director

                                   /s/ Paul Graf
                                   -------------------------------
                                    Paul E. Graf, Director

                                   /s/ Patrick Guarino
                                   -------------------------------
                                   Patrick J. Guarino, Director

                                   /s/ Christopher Smith
                                   -------------------------------
                                   Christopher R. Smith, Director

EXHIBITS

2.01 Letter Agreement with Complete Communications, Inc. dated as of June 3, 1996.(1)

2.02  Agreement of Merger dated July 19, 1996 between the Company and ICF.(2)

2.03 Agreement and Plan of Merger between COMC, Inc., an Illinois corporation and the Company.(3)

3.01  Certificate of Incorporation.(3)

3.02  By-laws.(3)

10.01 Loan Agreement between COMC and Mr. Burns dated August 10, 1999.(4)

10.02 Loan Agreement between COMC and Mr. Lincoln dated August 10, 1999.(4)

10.03 Stock Purchase Agreement by and among COMC, Mr. Ackerman and Mr. Smith dated August 10, 1999.(4)

10.04 Contributing Agreement by and between COMC and Mr. Ackerman dated August 10, 1999.(4)

10.05 Stock Option Agreement by and between COMC and Mr. Burns dated August 10, 1999.(4)

10.06 Stock Option Agreement by and between COMC and Mr. Lincoln dated August 10, 1999.(4)

10.07 Stock Option Agreement by and between COMC and Mr. Smith dated August 10, 1999.(4)

10.08 Stock Option Agreement by and between COMC and Gramercy dated August 10, 1999.(4)

10.09 Registration Rights Agreement by and between COMC, Messrs. Burns, Lincoln and Smith dated August 10, 1999.(4)

10.10 Stockholders Agreement by and between COMC, the Burns Trust, the Lincoln Trust and Messrs. Ackerman and Smith dated August 10, 1999.(4)

10.11 COMC 1999 Stock Option Plan and form of Incentive Stock Option
      Agreement.(3)

10.12 Settlement and Release Agreement between the Company and Charles E. Lincoln.(5)

16.01 Letter dated February 23, 2000 from Hollander, Lermer and Co. LLP to the office of the Chief Accountant, Division of Corporation Finance.(6)

16.02 Letter dated February 21, 2000 from Deloitte and Touche LLP to the Commission.(6)

----------

(1) Incorporated herein by reference to the Company's Information Statement dated September 15, 1996

(2) Incorporated herein by reference to the Company's Form 8-K filed August 31, 1998.

(3) Incorporated herein by reference to the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders, filed with the Commission on October 23, 2000, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement").

(4) Incorporated herein by reference to the Current Report on Form 8-K dated October 15, 1999.

(5) Incorporated herein by reference to the Company's 10-QSB, filed with the Commission on May 16, 2000.

(6) Incorporated herein by reference to the Current Report on Form 8-K dated February 25, 2000.