Form 10QSB
period 2001-03-31
COMC INC
filed 2001-05-15
CIK 754568

================================================================================

                     THE SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: March 31, 2001

        / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           Commission File No. 0-16472

                                   COMC, INC.

             (Exact Name of Registrant as Specified in its Charter)

                Delaware                                95-4628378
    -------------------------------        -----------------------------------
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

                                 Yes /X/     No / /

      As of May 15, 2001, a total of 21,193,991 were issued; 17,392,754 were outstanding, and 3,801,237 shares are held in treasury.

          Transitional Small Business Disclosure Format. Yes / / No /X/

================================================================================

                                Table of Contents

                                      10QSB

PART I......................................................................   2
Item 1......................................................................   2
     Consolidated Balance Sheets............................................   2
     Consolidated Statement of Operations...................................   3
     Consolidated Statement of Cash Flows...................................   4
Item 2......................................................................   5

Part II.....................................................................  10
Item 1......................................................................  10
Item 2......................................................................  10
Item 3......................................................................  10
Item 4......................................................................  10
Item 5......................................................................  10
Item 6......................................................................  10

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements


                           COMC, Inc. and Subsidiary

                          Consolidated Balance Sheets

                                                       March 31,    December 31,
                                                          2001          2000
--------------------------------------------------------------------------------
                                                      (Unaudited)
Assets

Current:
  Cash and cash equivalents                          $   198,000    $   331,500
  Accounts receivable, less allowance for
    doubtful accounts of $223,200
    and $223,200, respectively                         5,887,400      6,740,000
  Unbilled receivables, net                            2,010,600      1,644,400
  Inventories                                            352,500        230,100
  Prepaid expenses and other current assets              125,900        142,400
  Refundable income taxes                                 89,700         89,700
  Deferred income taxes                                  281,500        281,500
--------------------------------------------------------------------------------
Total Current Assets                                   8,945,600      9,459,600
Property and Equipment, net                            1,129,600      1,147,000
Other Assets                                             120,100        116,900
--------------------------------------------------------------------------------
                                                     $10,195,300    $10,723,500
--------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

Current Liabilities:
  Bank borrowings                                    $ 2,726,700    $   979,700
  Accounts payable                                     3,456,800      2,738,300
  Accrued expenses                                     1,035,600        977,100
  Current portion of long-term debt                       26,700         26,700
  Customer deposits                                           --      2,580,000
--------------------------------------------------------------------------------
Total Current Liabilities                              7,245,800      7,301,800
Long-term Debt, less current portion                      31,900         38,600
Related Party Notes Payable                              750,000        750,000
Deferred Income Taxes                                     94,100         94,100
--------------------------------------------------------------------------------
Total Liabilities                                      8,121,800      8,184,500
--------------------------------------------------------------------------------

Commitments and Contingencies
Shareholders'  Equity:
  Common stock, $.01 par value; 40,000,000 shares
    authorized; 21,193,991 and 21,193,991 shares issued;
    17,392,754 and 17,392,754 shares outstanding,
    respectively                                         211,900        211,900
Additional paid-in capital                            15,727,500     15,727,500
Accumulated deficit                                  (11,613,600)   (11,148,100)
Treasury stock at cost; 3,801,237 and
  3,801,237 shares, respectively                      (2,252,300)    (2,252,300)
Total Shareholders' Equity                             2,073,500      2,539,000
--------------------------------------------------------------------------------
                                                     $10,195,300    $10,723,500
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                           COMC, Inc. and Subsidiary

                     Consolidated Statements of Operations

Three Months Ended March 31,                            2001           2000
--------------------------------------------------------------------------------
                                                     (Unaudited)    (Unaudited)
Revenues:
  Data and voice services                             $6,149,600     $5,154,800
  Recruitment services                                 1,021,000        797,900
--------------------------------------------------------------------------------
                                                       7,170,600      5,952,700
--------------------------------------------------------------------------------

Cost of Revenues:
  Data and voice services                              4,343,800      2,605,300
  Recruitment services                                   718,400        528,500
--------------------------------------------------------------------------------
                                                       5,062,200      3,133,800
--------------------------------------------------------------------------------

Gross Profit                                           2,108,400      2,818,900
--------------------------------------------------------------------------------
Operating Expenses:
  Selling, general, and administrative                 2,396,000      1,387,700
  Noncash expenses:
    Depreciation and amortization                         87,000         56,000
--------------------------------------------------------------------------------
                                                       2,483,000      1,443,700
--------------------------------------------------------------------------------

(Loss) Income From Operations                           (374,600)     1,375,200
--------------------------------------------------------------------------------
Other Income (Expense):
  Interest income                                            400          2,200
  Interest expense                                       (67,800)       (41,100)
  Interest expense, related party                        (25,200)      (118,600)
  Other                                                    1,700            300
--------------------------------------------------------------------------------
                                                         (90,900)      (157,200)
--------------------------------------------------------------------------------
(Loss) Income Before Provision for
  Income Taxes                                          (465,500)     1,218,000
Provision for Income Taxes                                    --        480,000
--------------------------------------------------------------------------------
Net (Loss) Income                                     $ (465,500)    $  738,000
--------------------------------------------------------------------------------
Basic (Loss) Income Per Common Share                      $(0.03)         $0.05
Diluted (Loss) Income Per Common Share                    $(0.03)         $0.04
--------------------------------------------------------------------------------
Basic Weighted-Average Common
  Shares Outstanding                                  17,392,754     15,836,504
Diluted Weighted-Average Common
  Shares Outstanding                                  17,392,754     19,641,491
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                           COMC, Inc. and Subsidiary

                     Consolidated Statements of Cash Flows


Three Months Ended March 31,                            2001           2000
--------------------------------------------------------------------------------
                                                     (Unaudited)    (Unaudited)

Cash Flows From Operating Activities:
  Net (Loss) Income                                   $ (465,500)   $   738,000
  Adjustments to reconcile net (loss) income
   to net cash used in operating activities:
     Depreciation and amortization                        87,000         56,000
     Amortization of deferred finance charge               2,500         30,000
     Gain on disposition of property and equipment            --         (1,000)
     Deferred income tax                                      --        180,000
     Changes in operating assets and liabilities:
      Accounts receivable                                486,400     (1,592,200)
      Inventories                                       (122,400)       (31,900)
      Prepaid expenses and other current assets           16,500       (141,900)
      Accounts payable                                   718,500        154,300
      Accrued expenses                                    58,500        195,200
      Income taxes payable/refundable                         --        277,000
      Customer deposits                               (2,580,000)       123,800
      Other current liabilities                               --        (19,800)
--------------------------------------------------------------------------------
Net Cash Used in Operating Activities                 (1,798,500)       (32,500)
--------------------------------------------------------------------------------
Cash Flows From Investing Activities:
  Deposits                                               (10,200)        (6,900)
  Proceeds from sale of property and equipment                --          1,000
  Purchase of property and equipment                     (65,100)       (55,000)
--------------------------------------------------------------------------------
Net Cash Used In by Investing Activities                 (75,300)       (60,900)
--------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Advances from bank loans                             6,125,000      4,775,500
  Repayments on bank loans                            (4,379,000)    (4,753,100)
  Payments for long-term debts                            (6,700)        (2,500)
--------------------------------------------------------------------------------
Net Cash Provided By Financing
  Activities                                           1,740,300         19,900
--------------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents               (133,500)       (73,500)
Cash and Cash Equivalents, beginning of period           331,500        385,100
--------------------------------------------------------------------------------
Cash and Cash Equivalents, end of period              $  198,000    $   311,600
--------------------------------------------------------------------------------
Cash Paid For:
   Interest                                           $   67,800    $   129,600
   Income taxes                                       $       --    $    23,000
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

1. BASIS OF PRESENTATION

      The interim consolidated financial statements presented have been prepared by COMC, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2001 and 2000, (b) the Company's financial position at March 31, 2001 and
(c) the cash flows for the three months ended March 31, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

      The consolidated balance sheet presented as of December 31, 2000 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's 2000 Annual Report on Form 10-KSB filed on April 16, 2001.

2. BANK BORROWINGS

      The Company has a $3,000,000 revolving line of credit with a bank that expires in September 2001. The borrowings under the line of credit bear interest at the bank's prime rate plus 2% and are collateralized by the Company's accounts receivable, inventories, and property and equipment. The agreement contains certain restrictive covenants, which require that the Company maintain certain financial ratios regarding tangible net worth and includes, among other things, restrictions as to percentages of eligible receivables. As of March 31, 2001, the outstanding balance was $2,726,700, and there was $273,300 available under the line of credit.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

      This report contains certain statements of a forward-looking nature relating to future performance of the Company. Prospective investors are cautioned that such statements are only predictions, and actual events or results may differ materially.

Overview

      The Company is a technology service company in the telecommunications industry with a rapidly expanding regional geographic service coverage area. Through our wholly owned subsidiary, ICF Communication Solutions, Inc. ("ICF"), we design, implement, support and manage LAN/WAN computer network systems, voice communication network systems, and premise wiring for both data and voice systems. In addition, we distribute and maintain equipment on behalf of major telecommunication equipment manufacturers. Our target clients are primarily Fortune 1000 sized enterprises demanding the highest level of service under project, master and general maintenance contracts to support their complex and growing national voice and data network systems. In servicing these customers, we provide highly trained and experienced technicians and design engineers on a rapid-response basis to meet our customers' telecommunications planning, design, installation, maintenance and emergency needs. As our customers and other companies continue their geographic growth, technological expansion and communications modernization, we will provide them with design, product, maintenance and personnel on a turnkey, outsource basis.

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

Results of Operations:

Dollars in Thousands            Quarters ended
--------------------               March 31:
                                2000       1999
                                ----       ----
     Net Revenues
     ------------
     Data & Voice Services     $6,150     $5,155
     Recruitment Services      $1,021     $  798
     --------------------      ------     ------
        Total Revenues         $7,171     $5,953

      Our revenues were $7,170,600 and $5,952,700 for the three months ended March 31, 2001 and 2000, respectively, representing an increase of 20.5%. This increase was due primarily to a 19.3% increase in Data and Voice Services revenue for the period, and a 28.0% increase in Recruitment Services revenue. Compared with revenue of $7,344,000 generated in the fourth quarter ended December 31, 2000, our first quarter revenue declined 2.4%. Data and Voice Services continued to benefit from a number of new client project billings, as well as significant period project work relating to one of our larger existing clients. Despite a decline in activity in the recruiting industry as a whole, our Recruitment Services revenue increased due to new client generation and placement activity.

Dollars in Thousands                Quarters ended March 31:
--------------------
                                          Gross             Gross
                                         Profit            Profit
                                    2001 Margin     2000   Margin
                                    ---- ------     ----   ------
     Gross Profits
     -------------
     Data & Voice Services        $1,806   29.4%   $2,550   49.5%
     Recruitment Services         $  303   29.6%   $  269   33.8%
     ---------------------        ------   ----    ------   ----
     Total Gross Profits          $2,109   29.4%   $2,819   47.4%

      Cost of revenues was $5,062,200 and $3,133,800 for the three months ended March 31, 2001 and 2000, respectively, representing an increase of 61.5%. Conversely, our Gross Profit for the comparable periods was $2,108,400 and $2,818,900, respectively, representing a decrease of 25.2%. Gross profit and margin for Data and Voice Services was $1,805,800 and 29.4%, respectively, for the three months ended March 31, 2001 as compared with $2,549,500 and 49.5%, respectively, for the three months ended March 31, 2000. The decrease in margin was due to more competitive pricing on services and an increased reliance upon more expensive subcontracted labor for out-of-area projects in the quarter. A significant amount of these projects were completed in the first quarter and are not anticipated to continue into the second quarter. Gross profit and margin for Recruitment Services were $302,600 and 29.6%, respectively for the three months ended March 31, 2001 as compared with $269,400 and 33.8%, respectively for the three months ended March 31, 2000. The decrease in margin was due to a lower percentage of permanent placement revenue as compared to the prior period, which had a significantly higher contribution margin.

      Selling, general and administrative ("SG&A") expenses increased 72.7% from $1,387,700 for the three months ended March 31, 2000 to $2,396,000 for the three months ended March 31, 2001. This also compares with $2,517,000 of similar expense in the previous quarter ended December 31, 2000, or a decrease of 4.8%. The increase in year over year comparable quarters was due to a planned expansion of our sales and marketing team company-wide, development of our internal call center operations and recruiting, the opening of additional offices, as well as the development of an in-house training institution and staff in the current quarter. While these increases were anticipated to be permanent in nature, we suspended the activities in the first quarter of 2001 until such time that we refine our direct sales and strategic account management business plans. Our former sales and marketing team did not generate incremental revenues and gross profits in 2000, and we will not be resuming such sales costs until a more appropriate sales team can be recruited.

      Also included in our SG&A expenses are our holding company expenses, which increased by $5,900 from $194,900 for the three months ended March 31, 2000 to $200,800 for the three months ended March 31, 2001. Our prior quarter holding company expenses were $297,900 for the period ended June 30, 2000. The decrease in expense was due to reduced legal and due diligence costs related to merger and acquisition activities. SG&A expenses for ICF's operations increased from $1,192,800 for the three months ended March 31, 2000 to $2,195,200 for the three months ended March 31, 2001.

      Depreciation and amortization expenses were $87,000 and $56,000 for the three months ended March 31, 2001 and 2000, respectively. This slight increase was due to the purchase of additional field service and new office equipment. We expect that depreciation will continue to increase in dollar terms as a result of additional investments in capital equipment required to support the anticipated growth in our business.

Dollars in Thousands                             Quarters ended
--------------------                                March 31:
                                                2001       2000
                                                ----       ----
Operating (Loss) Income Before
  Depreciation and Amortization                ($288)    $1,431

      Operating (Loss) Income Before Depreciation and Amortization ("EBITDA") decreased to a loss of $287,600 for the three months ended March 31, 2001 from $1,431,200 for the three months ended March 31, 2000.

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

      Interest Income decreased from $2,200 for the three months ended March 31, 2000 to $400 for the three months ended March 31, 2001 due to lower average daily cash balances, with earned interests rates remaining relatively constant throughout the comparable periods.

      Interest expense decreased for the three months ended March 31, 2001 to $93,000 from $159,700 for the three months ended March 31, 2000, due to decreased borrowing. Due to prepaying our Notes Payable to Stockholders in fiscal year 2000, our related party interest expenses declined from $118,600 to $25,200, respectively, for the quarters ended March 31, 2000 and 2001. We did experience increased comparable borrowing under our working capital line of credit, which resulted in an increase in interest expense from $41,100 to $67,800, respectively, for the quarters ended March 31, 2000 and 2001.

      Other Income (Expense) is comprised mostly of bank fees and charges associated with our line of credit, offset by miscellaneous income for the period, which resulted in income of $1,700 for the three months ended March 31, 2001, versus income of $300 for the three months ended March 31, 2000.

      An income tax provision of $480,000 was taken for the three months ended March 31, 2000 due to earnings for the quarter, versus zero provision against losses for the quarter ended March 31, 2001. We have provided a valuation allowance in our deferred tax assets to the extent that management is unable to conclude that it is more likely than not that such deferred tax assets will be realized. During the quarter ended March 31, 2001, the Company provided a valuation allowance on all of the deferred tax asset associated with the losses incurred during the quarter.

      Net Income (Loss) decreased to a loss of $465,500, or ($0.03) per share, fully-diluted, for the three months ended March 31, 2001 versus Net Income of $738,000, or $0.04 per share, fully diluted, for the three months ended March 31, 2000.

Liquidity and Capital Resources

      Cash and cash equivalents decreased to $198,000 at March 31, 2001 compared to $331,500 at December 31, 2000.

      Cash Flows From Operating Activities. For the three months ended March 31, 2001, cash consumed by operating activities was $1,798,500 which resulted primarily from our net loss for the first three months of $465,500, increased by non-cash charges of $89,500, and by our decline in operating assets of $380,500, and decreased by our decline in liabilities, primarily decreases in customer deposits, of $1,803,000.

      Accounts receivable decreased $486,400 due to increased collection activity in the first three months of 2001. Payables and accruals increased $777,000 due to greater purchases and accrued payroll, offset by a decrease in customer deposits of $2,580,000.

      Cash Flows From Investing Activities. For the three months ended March 31, 2001, net cash used for investing activities was $75,300 as a result of $65,100 in new equipment purchases, and deposit increases of $10,200.

      Cash Flows From Financing Activities. For the three months ended March 31, 2001, net cash provided by our financing activities was $1,740,300, due primarily to line of credit borrowings of $1,747,000, offset by a reduction in long term debt of $6,700.

      In September of 1999, ICF secured a $3 million Line of Credit facility ("Line of Credit Facility") with Coast Business Credit, a division of Southern Pacific Bank. This credit facility has a two-year term and all amounts borrowed will accrue interest at 2% over the bank's prime rate. The Line of Credit Facility is secured by substantially all of ICF's assets and contains customary covenants and restrictions. The Line of Credit Facility is being used to support working capital and may be used to finance small acquisitions. Specific uses of the Line of Credit Facility to date include: (i) the payment of the balance of income taxes due to the IRS and the California Franchise Tax Board; (ii) the consolidation of various notes payable; and (iii) various working capital purposes, including additional acquisition financing.

      Our long-term liabilities include $750,000 in Related Party Notes Payable. Interest is accruing at 10% per annum on these Notes and is paid monthly.

      Our net working capital at March 31, 2001 was a positive $1,699,800, a decrease of $458,000 from December 31, 2000. We believe that our current cash flows from operations plus our present sources of liquidity from current assets, and funds from the Line of Credit Facility, will be sufficient to finance operations for the foreseeable future and meet our short-term obligations.

      We have depended on a few large customers for the majority of our revenue to date. A loss of any one could have a material effect on our liquidity. While from time to time we may experience delays in the collection of our accounts receivable from our major customers, due to the quality of our major customers, the collectability of accounts receivable has not been a problem.

                          COMC, Inc. and Subsidiaries

                          Consolidated Balance Sheets

Part II. OTHER INFORMATION

Item 1. Legal proceedings

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

      Not Applicable

Item 3. Defaults Upon Senior Securities

      Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

      Not Applicable

Item 5. Other Information

      In an effort to streamline management and reduce our overhead, on April 9, 2001, Christopher Smith assumed all duties of ICF's Chief Operations Officer, which position was previously held by Mr. Ackerman. Mr. Ackerman continues to serve as the Chairman of our Board of Directors.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

            (1) Certificate of Incorporation, incorporated herein by reference to the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders, filed with the Commission on October 23, 2000, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement")

            (2) By-laws, incorporated herein by reference to the Proxy Statement

      (b) Reports on Form 8-K

      On January 11, 2001, we filed a Form 8-K report detailing the change of our state of incorporation from Illinois to Delaware.

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

                                COMC, INC.

                                By: /s/ Christopher Smith
                                   ------------------------
                                   Christopher Smith, Chief Executive Officer,
                                   President and Chief Financial Officer

Dated:  May 15, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of May 15, 2001 by the following persons on behalf of Registrant and in the capacities indicated.

                                    /s/ Christopher Smith
                                   -----------------------
                                   (Principal Financial and Accounting Officer)