Form 10QSB
period 2001-06-30
COMC INC
filed 2001-08-14
CIK 754568

================================================================================

                     THE SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: June 30, 2001

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

                                Yes /X/  No / /

      As of August 14, 2001, a total of 21,193,991 were issued; 17,392,754 were outstanding, and 3,801,237 shares are held in treasury.

          Transitional Small Business Disclosure Format. Yes / /  No /X/

================================================================================

                                Table of Contents

                                      10QSB

PART I.....................................................................2
Item 1.....................................................................2

     Consolidated Balance Sheets...........................................2
     Consolidated Statements of Operations.................................3
     Consolidated Statements of Cash Flows.................................4

Item 2.....................................................................6
Part II...................................................................10
Item 1....................................................................10
Item 2....................................................................10
Item 3....................................................................10
Item 4....................................................................10
Item 5....................................................................10
Item 6....................................................................10

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            COMC, Inc. and Subsidiary

                           Consolidated Balance Sheets
================================================================================

                                                      June 30,      December 31,
                                                        2001           2000
--------------------------------------------------------------------------------
                                                    (Unaudited)
Assets

Current:
     Cash and cash equivalents                     $     55,900    $    331,500
     Accounts receivable, less allowance for
        doubtful accounts of $223,200 and $223,200
        respectively                                  5,026,200       6,740,000
     Unbilled receivables, net                          940,400       1,644,400
     Inventories                                        336,500         230,100
     Prepaid expenses and other current assets           95,200         142,400
     Refundable income taxes                            356,500          89,700
     Deferred income taxes                              256,400         281,500
--------------------------------------------------------------------------------

Total Current Assets                                  7,067,100       9,459,600

Property and Equipment, net                           1,051,200       1,147,000

Other Assets                                            113,100         116,900
--------------------------------------------------------------------------------
Total Assets                                       $  8,231,400    $ 10,723,500
================================================================================
Liabilities and Shareholders' Equity

Current Liabilities:
     Bank borrowings                               $  2,297,300    $    979,700
     Accounts payable                                 1,677,000       2,738,300
     Accrued expenses                                 1,306,000         977,100
     Current portion of long-term debt                   26,700          26,700
     Customer deposits                                       --       2,580,000
--------------------------------------------------------------------------------
Total Current Liabilities                             5,307,000       7,301,800

Long-term Debt, less current portion                     25,100          38,600
Related Party Notes Payable                             750,000         750,000
Deferred Income Taxes                                    94,100          94,100
--------------------------------------------------------------------------------
Total Liabilities                                     6,176,200       8,184,500
--------------------------------------------------------------------------------
Commitments and Contingencies

Shareholders' Equity:
     Common stock, $.01 par value; 40,000,000
        shares authorized; 21,193,991 and
        21,193,991 shares issued; 17,392,754
        and 17,392,754 shares outstanding,
        respectively                                    211,900         211,900
Additional paid-in capital                           15,727,500      15,727,500
Accumulated deficit                                 (11,631,900)    (11,148,100)
Treasury stock at cost; 3,801,237 and 3,801,237
   shares, respectively                              (2,252,300)     (2,252,300)
--------------------------------------------------------------------------------
Total Shareholders' Equity                            2,055,200       2,539,000
--------------------------------------------------------------------------------
Total Liabilities and Equity                       $  8,231,400    $ 10,723,500
================================================================================
                                                        (See accompanying notes)

                            COMC, Inc. and Subsidiary

                      Consolidated Statements of Operations

=========================================================================================================
                                             Three Months Ended June 30,    Six Months Ended June 30,
                                                 2001            2000            2001           2000
---------------------------------------------------------------------------------------------------------
                                             (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Revenues:
     Data and voice services                $  5,453,900    $  7,216,100    $ 11,603,400    $ 12,370,900
     Recruitment services                      1,404,600         699,200       2,425,600       1,497,100
---------------------------------------------------------------------------------------------------------
                                               6,858,500       7,915,300      14,029,000      13,868,000
---------------------------------------------------------------------------------------------------------
Cost of Revenues:
     Data and voice services                   3,645,900       4,199,500       7,989,600       6,804,800
     Recruitment services                      1,172,200         438,000       1,890,600         966,500
---------------------------------------------------------------------------------------------------------
                                               4,818,100       4,637,500       9,880,200       7,771,300
---------------------------------------------------------------------------------------------------------
Gross Profit                                   2,040,400       3,277,800       4,148,800       6,096,700
---------------------------------------------------------------------------------------------------------
Operating Expenses:
     Selling, general, and administrative      2,152,700       1,768,300       4,548,700       3,155,900
     Noncash expenses:
        Depreciation and amortization             85,700          70,000         172,700         126,000
---------------------------------------------------------------------------------------------------------
                                               2,238,400       1,838,300       4,721,400       3,281,900
---------------------------------------------------------------------------------------------------------
(Loss) Income From Operations                   (198,000)      1,439,500        (572,600)      2,814,800
---------------------------------------------------------------------------------------------------------
Other Income (Expense):
     Interest income                                 100         102,200             500         104,400
     Interest expense                            (65,900)       (115,100)       (158,900)       (274,700)
     Other                                         3,800          (2,600)          5,500          (2,300)
---------------------------------------------------------------------------------------------------------
                                                 (62,000)        (15,500)       (152,900)       (172,600)
---------------------------------------------------------------------------------------------------------
(Loss) Income Before Provision for
     Income Taxes                               (260,000)      1,424,000        (725,500)      2,642,200

Provision for Income Taxes                      (241,700)        555,000        (241,700)      1,035,000
---------------------------------------------------------------------------------------------------------
Net (Loss) Income                           $    (18,300)   $    869,000    $   (483,800)   $  1,607,200
=========================================================================================================
Basic (Loss) Income Per Common Share        $      (0.00)   $       0.05    $      (0.03)   $       0.10
Diluted (Loss) Income Per Common Share      $      (0.00)   $       0.04    $      (0.03)   $       0.08
=========================================================================================================
Basic Weighted-Average Common
     Shares Outstanding                       17,392,754      16,929,279      17,392,754      16,382,891
Diluted Weighted-Average Common
     Shares Outstanding                       17,392,754      20,461,967      17,392,754      19,747,780
=========================================================================================================
                                                                                 (See accompanying notes)

                            COMC, Inc. and Subsidiary

                      Consolidated Statements of Cash Flows

====================================================================================================
Six Months Ended June 30,                                                   2001           2000
----------------------------------------------------------------------------------------------------
                                                                        (Unaudited)    (Unaudited)
Cash Flows From Operating Activities:
     Net (Loss) Income                                                $   (483,800)   $  1,607,200
     Adjustments to reconcile net (loss) income to net cash used in operating activities:
           Depreciation and amortization                                   185,600         186,300
           Allowance for doubtful accounts                                      --         (25,300)
           Loss on disposition of capital equipment                             --           2,200
           Deferred income taxes                                            25,100              --
           Changes in operating assets and liabilities:
              Accounts receivable                                        2,417,800      (3,232,300)
              Inventories                                                 (106,400)          9,000
              Prepaid expenses and other current assets                     47,200         (97,000)
              Accounts payable                                          (1,061,300)      1,769,500
              Accrued expenses                                             328,900         (30,100)
              Refundable income taxes                                     (266,800)         65,000
              Customer deposits                                         (2,580,000)      8,768,200
              Other current liabilities                                         --         (19,800)
----------------------------------------------------------------------------------------------------
Net Cash (Used in) Provided by Operating Activities                     (1,493,700)      9,002,900
----------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
     Deposits                                                              (10,300)        (45,500)
     Loans receivable from officers                                             --        (150,400)
     Proceeds from sale of property and equipment                               --           1,000
     Purchase of property and equipment                                    (75,700)       (224,200)
----------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                      (86,000)       (419,100)
----------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
     Advances from bank loans and other credit institution              14,647,900         330,800
     Repayments on bank loans and other credit institution             (13,343,800)     (2,755,000)
     Sales of common stock                                                      --       1,792,500
     Repurchase of common stock                                                 --        (472,500)
----------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                      1,304,100      (1,104,200)
----------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents                      (275,600)      7,479,600
Cash and Cash Equivalents, beginning of period                             331,500         385,100
----------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, end of period                              $     55,900    $  7,864,700
====================================================================================================
Cash Paid For:
     Interest                                                         $     86,600    $    274,700
     Income taxes                                                     $         --    $    947,000
====================================================================================================
                                                                            (See accompanying notes)

Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

      The interim consolidated financial statements presented have been prepared by COMC, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 2001 and 2000, (b) the financial position at June 30, 2001 and(c) the cash flows for the six months ended June 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

      The consolidated balance sheet presented as of December 31, 2000 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's 2000 Annual Report on Form 10-KSB filed on April 16, 2001, the quarterly statement on Form 10-QSB filed May 15, 2001, and Form 8-K filed January 11, 2001.

2. BANK BORROWINGS

      The Company has a $3,000,000 revolving line of credit with Coast Business Credit that expires in September 2001. The borrowings under the line of credit bear interest at the bank's prime rate plus 2% and are collateralized by our accounts receivable, inventories, property and equipment. The loan agreement contains certain restrictive covenants, which require that we maintain certain financial ratios regarding tangible net worth and includes, among other things, restrictions as to percentages of eligible receivables. As of June 30, 2001, the outstanding balance was $2,297,330, and there was $702,670 available under the line of credit.

      The Company is currently in discussions with another lending institution interested in replacing our existing line of credit with a $5.0 million line of credit. We anticipate that this new line of credit will include similar advance rates, collateral requirements and financial covenants. The Company reasonably anticipate this to close prior to the expiration of the existing line of credit agreement.

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

Results of Operations:

Dollars in Thousands            Quarter ended         Six Months ended
--------------------               June 30,               June 30,

                               2001       2000        2001        2000
                               ----       ----        ----        ----
     Net Revenues
     ------------
     Data & Voice Services    $5,454     $7,216      $11,603     $12,371
     Recruitment Services     $1,405     $  699      $ 2,426     $ 1,497
     --------------------     ------     ------      -------     -------
        Total Revenues        $6,859     $7,915      $14,029     $13,868

      Our revenues were $6,858,500 and $7,915,300 for the three months ended June 30, 2001 and 2000, respectively, representing a decrease of 13.35%. This decrease was due primarily to a 24.4% decrease in Data and Voice Services revenue for the period, partially offset by a 100.8% increase in Recruitment Services revenue. The decline in Data and Voice Services revenue was due to the deferment of, and in certain cases existing customers' cancellation of discretionary project work. This decline was partially offset by an increase in new customer revenues and non-project service revenue from existing customers. Despite a decline in activity in the recruiting industry as a whole, our Recruitment Services revenue increased due to new client generation and lower margin pass-through contract employee activity which we do not anticipate to continue into the third fiscal quarter. Pass-through contractors are those which our customers previously employed, but wish for a period of time to subcontract from a third party, and requires no recruiting effort on our part.

      For the first six months ended June 30, 2001, Data and Voice Services revenue declined 6.2% and Recruitment Services revenue increased 62% compared to the six month period ended June 30, 2000. Total revenues increased by 1.2% for the comparable period.

Dollars in Thousands             Quarter ended June 30:          Six Months ended June 30:
--------------------
                                   Gross           Gross              Gross             Gross
                                  Profit          Profit             Profit            Profit
                             2001 Margin    2000  Margin      2001   Margin     2000   Margin
                             ---- ------    ----  ------      ----   ------     ----   ------
Gross Profits
  -------------
  Data & Voice Services    $1,808  33.1%  $3,017   41.8%    $3,614    31.1%   $5,566    45.0%
  Recruitment Services     $  232  16.5%  $  261   37.4%    $  535    22.1%   $  531    35.4%
  ---------------------    ------  ----   ------   ----     ------    ----    ------    ----
  Total Gross Profits      $2,040  29.7%  $3,278   41.4%    $4,149    29.6%   $6,097    43.8%

      Cost of revenues was $4,818,100 and $4,637,500 for the three months ended June 30, 2001 and 2000, respectively, representing an increase of 3.9%. Conversely, our Gross Profit for the comparable periods was $2,040,400 and $3,277,800, respectively, representing a decrease of 37.8%. Gross profit and margin for Data and Voice Services was $1,808,000 and 33.1%, respectively, for the three months ended June 30, 2001 as compared with $3,016,600 and 41.8%, respectively, for the three months ended June 30, 2000. The decrease in margin was due to more competitive pricing on non-project based services and a reduction in higher margined project based revenue in the quarter. Gross profit and margin for Recruitment Services were $232,400 and 16.6%, respectively for the three months ended June 30, 2001 as compared with $261,200 and 37.4%, respectively for the three months ended June 30, 2000. The decrease in margin was due to a lower percentage of permanent placement revenue as compared to the prior period, which has significantly higher contribution margin, as well as the influence lower margin pass-through contractor revenue.

      Cost of revenues was $9,880,200 and $7,771,300 for the six months ended June 30, 2001 and 2000, respectively. Our Gross Profit for the comparable six month period was $4,148,800, and $6,096,700, respectively, or a decline of 32.0%. Our Recruitment Services gross profit margin fell from 35.4% to 22.1%, while gross profits remained flat. Our Data and Voice Services gross profit margin declined from 45.0% to 31.1%, while gross profits declined by 35.1% for the comparable six month period. The declines in gross profit margin and gross profits were attributable to more competitive pricing on non-project based Voice and Data services, as well as a reduction in higher margin project based revenue in the period.

      Selling, general and administrative ("SG&A") expenses increased 21.7% from $1,768,300 for the three months ended June 30, 2000 to $2,152,700 for the three months ended June 30, 2001. This also compares with $2,396,000 of similar expense in the previous quarter ended March 31, 2001, or a decrease of 10.2%. The increase in year over year comparable quarters was due to salary and wage increases, the addition of our Birmingham, AL service location, and expanded customer service center personnel. Compared to the prior quarter ended March 31, 2001, we reduced staffing in our project management, as well as certain additional members of our sales and support functions.

      Also included in our SG&A expenses are our holding company expenses, which decreased from $228,600 for the three months ended June 30, 2000 to $214,500 for the three months ended June 30, 2001. The year over year decrease in SG&A expense was due to reduced legal and personnel costs. Our prior quarter holding company expenses were $200,800 for the period ended March 31, 2001. SG&A expenses for ICF's operations increased from $1,539,700 for the three months ended June 30, 2000 to $1,938,200 for the three months ended June 30, 2001, but declined 11.7% from $2,195,200 in the first quarter ended March 31, 2001.

      Depreciation and amortization expenses were $85,700 and $70,000 for the three months ended June 30, 2001 and 2000, respectively. This increase was due to the purchase of additional field service and new office equipment. We expect that depreciation will continue to increase in dollar terms as a result of additional investments in capital equipment required to support the anticipated growth in our business.

Dollars in Thousands                   Quarter ended        Six Months ended
--------------------                      June 30:               June 30:
                                      2001       2000       2001       2000
                                      ----       ----       ----       ----
Operating Income (Loss) Before
  Depreciation and Amortization      ($112)    $1,509      ($400)    $2,941

      Operating Income (Loss) Before Depreciation and Amortization ("EBITDA") decreased to a loss of $112,300 for the three months ended June 30, 2001 from income of $1,509,500 for the three months ended June 30, 2000.

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

      Interest Income decreased from $102,200 for the three months ended June 30, 2000 to $100 for the three months ended June 30, 2001 due to significantly lower average daily cash balances, with earned interests rates remaining relatively constant throughout the comparable periods.

      Interest Expense decreased for the three months ended June 30, 2001 to $65,900 from $115,100 for the three months ended June 30, 2000, due to decreased borrowing. While borrowings under our line of credit increased from last year's borrowing activity, due to prepaying our Notes Payable to Stockholders in fiscal year 2000, our Interest expense to related parties declined, causing total Interest expense to decline from $158,900 in the quarter ended June 30, 2000 to $65,900 in the quarter ended June 30, 2001.

      Other Income (Expense) increased to income of $3,800 for the three months ended June 30, 2001, from an expense of ($2,600) for the three months ended June 30, 2000.

      An Income Tax benefit of $241,700 was recorded for the three months ended June 30, 2001 due to losses in the quarter and year to date, versus an income tax expense provision of $555,000 against profits for the quarter ended June 30, 2000.

      We reported a Net Loss of ($18,300), or ($.00) per share, fully-diluted, for the three months ended June 30, 2001 versus Net Income of $869,000 for the three months ended June 30, 2000.

Liquidity and Capital Resources

      Cash and cash equivalents decreased to $55,900 at June 30, 2001 compared to $331,500 at December 31, 2000.

      Cash Flows From Operating Activities: For the six months ended June 30, 2001, cash used in operating activities was $1,493,700 which resulted primarily from our net loss for the first six months of $483,800, decreased by non-cash charges of $210,700, increased by our decline in operating assets of $2,091,800 and decreased by our decline in liabilities, primarily decreases in customer deposits, of $3,312,400.

      Accounts receivable decreased $2,417,800 due to increased collection activity in the first six months of 2001. Payables and accruals decreased $732,400 due to reduced purchases and accrued payroll. Customer deposits declined by $2,580,000 as well.

      Cash Flows From Investing Activities: For the six months ended June 30, 2001, net cash used for investing activities was $86,000 as a result of $75,700 in new equipment and leasehold improvement purchases, and deposit increases of $10,300.

      Cash Flows From Financing Activities: For the six months ended June 30, 2001, net cash provided by our financing activities was $1,304,100, due primarily from our line of credit borrowings of $1,317,600, offset by a reduction in long term debt of $13,500.

      Our net working capital at June 30, 2001 was a positive $1,760,100, a decrease of $397,700 from December 31, 2000. We believe that our current cash flow from operations plus our present sources of liquidity from current assets, and funds from the Line of Credit Facility, will be sufficient to finance operations for the foreseeable future and meet our short-term obligations.

      We have depended on a few large customers for the majority of our revenue to date. A loss of any one could have a material effect on our liquidity. Although we have experienced some difficulty collecting timely payments from some at our larger customers, Management believes that the ultimate collectibility of accounts receivable will not be a problem.

Part II. OTHER INFORMATION

Item 1. Legal proceedings

      We are currently involved in two separate legal proceedings. The first involves a claim made by a former employee of ICF, who alleges that he is owed unspecified commissions and business expenses. We recently received notices of claim, conference and hearing from the Labor Commissioner for the State of California concerning this former employee. The notice of claim indicates that the approximate amount of the commissions and miscellaneous business expenses sought equal $116,000. Based on the facts currently available, we believe that this claim is without merit and we will contest this claim vigorously.

      The second legal proceeding involves a claim we have submitted to a former municipal customer, the City of Los Angeles, for failure to pay invoices in the approximate amount of $140,000. These invoices related to work performed in 1998 and 1999. We will pursue this claim vigorously.

Item 2. Changes in Securities

      Not Applicable.

Item 3. Defaults Upon Senior Securities

      Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      Not Applicable.

Item 5. Other Information

      On June 1, 2001, John J. Ackerman, William M. Burns and Nellie Burns as Trustees for The Burns Family Trust, Charles E. Lincoln and Carolyn D. Lincoln as Trustees for The Lincoln Family Trust and Christopher R. Smith, unanimously voted to terminate their Stockholders Agreement dated August 10, 1999, which among other things previously gave each party the right to nominate one member to the COMC, Inc. Board of Directors and required all other parties to vote for such nominee at the annual meeting of stockholders.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

      None

      (b)   Reports on Form 8-K

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

                            COMC, INC.

                                By: /s/ Christopher Smith
                                   ------------------------
                                   Christopher Smith, Chief Executive Officer,
                                   President and Chief Financial Officer

Dated: August 14, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of August 14, 2001 by the following persons on behalf of Registrant and in the capacities indicated.

                                 /s/ Christopher Smith
                                 -----------------------
                                 (Principal Financial and Accounting Officer)