Form 10QSB
period 2001-09-30
COMC INC
filed 2001-11-14
CIK 754568

===============================================================================

                     THE SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: September 30, 2001

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

                                 Yes /X/     No / /

             As of November 14, 2001, a total of 21,193,991 shares of common stock were issued; 17,392,754 shares of common stock were outstanding, and 3,801,237 shares of common stock are held in treasury.

          Transitional Small Business Disclosure Format. Yes / /   No /X/

================================================================================

                                Table of Contents

                                      10QSB

PART I................................................................3
Item 1................................................................3
         Consolidated Balance Sheets..................................3
         Consolidated Statement of Operations.........................4
         Consolidated Statement of Cash Flows.........................5
Item 2................................................................6

Part II..............................................................10
Item 1...............................................................10
Item 2...............................................................10
Item 3...............................................................10
Item 4...............................................................10
Item 5...............................................................10
Item 6...............................................................11

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                        COMC, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS

                                                                               September 30,             December 31,
                                                                                    2001                    2000
                                                                            ------------------       -------------------
                                                                               (Unaudited)
Assets

Current Assets
      Cash and cash equivalents                                                 $     4,000               $  331,500
      Accounts receivable, less allowance for doubtful
           accounts of $222,500  and $223,200 respectively                        4,360,300                6,740,000
      Unbilled receivables, net                                                     929,900                1,644,400
      Inventories                                                                   285,700                  230,100
      Prepaid expenses and other current assets                                     104,000                  142,400
      Refundable income taxes                                                       386,000                   89,700
      Deferred income taxes                                                         371,000                  281,500
---------------------------------------------------------------------------------------------------------------------
 Total Current Assets                                                             6,440,900                9,459,600

 Property and Equipment, net                                                        982,100                1,147,000
 Other Assets                                                                        98,300                  116,900
---------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                    $ 7,521,300              $10,723,500
=====================================================================================================================


 Liabilities and Shareholders' Equity

 Current Liabilities
      Bank borrowings                                                             2,255,400                  979,700
      Accounts payable                                                            1,628,400                2,738,300
      Accrued expenses                                                              842,300                  977,100
      Current portion of long-term debt                                              26,700                   26,700
      Customer deposits                                                                   -                2,580,000
---------------------------------------------------------------------------------------------------------------------
 Total Current Liabilities                                                        4,752,800                7,301,800

 Long-term Debt, less current portion                                                18,300                   38,600
 Related Party Notes Payable                                                        750,000                  750,000
 Deferred Income Taxes                                                               94,100                   94,100
---------------------------------------------------------------------------------------------------------------------
 Total Liabilities                                                                5,615,200                8,184,500
---------------------------------------------------------------------------------------------------------------------

 Shareholders' Equity:
   Common stock, $.01 par value; 40,000,000 shares authorized; 21,193,991 and
      21,193,991 shares issued; 17,392,754 and 17,392,754 shares
      outstanding, respectively                                                     211,900                  211,900
   Additional paid-in capital                                                    15,727,500               15,727,500
   Accumulated deficit                                                          (11,781,000)             (11,148,100)
   Treasury stock at cost; 3,801,237 and  3,801,237
      shares, respectively                                                       (2,252,300)              (2,252,300)
---------------------------------------------------------------------------------------------------------------------
 Total Shareholders' Equity                                                       1,906,100                2,539,000
---------------------------------------------------------------------------------------------------------------------
 Total Liabilities and Equity                                                   $ 7,521,300              $10,723,500
=====================================================================================================================






                                                    COMC, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Three Months Ended September 30,   Nine Months Ended September 30,
                                                                      2001             2000              2001             2000
                                                                  -----------      -------------      -----------      ------------
                                                                  (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)

Revenues:
     Data and voice services                                     $  4,499,300      $  8,536,400      $ 16,102,800      $ 20,907,400
     Recruiting services                                              634,300           689,000         3,059,900         2,186,100
-----------------------------------------------------------------------------------------------------------------------------------
Total Revenues                                                      5,133,600         9,225,400        19,162,700        23,093,500
-----------------------------------------------------------------------------------------------------------------------------------

Cost of Revenues:
     Cost of revenues -  Data and Voice services                    2,809,500         5,801,000        10,799,100        12,605,800
     Cost of revenues -  Recruiting services                          534,200           415,000         2,424,700         1,381,500
-----------------------------------------------------------------------------------------------------------------------------------
Total Cost of Revenues                                              3,343,700         6,216,000        13,223,800        13,987,300
-----------------------------------------------------------------------------------------------------------------------------------
           Gross profit                                             1,789,900         3,009,400         5,938,900         9,106,200
-----------------------------------------------------------------------------------------------------------------------------------

     Selling, general and administrative                            1,851,000         2,466,100         6,399,700         5,622,000
     Noncash expenses:
           Depreciation and amortization                               84,300            69,500           257,000           195,500
-----------------------------------------------------------------------------------------------------------------------------------
Total Selling, General and Administrative Expenses                  1,935,300         2,535,600         6,656,700         5,817,500
-----------------------------------------------------------------------------------------------------------------------------------

(Loss) Income From Operations                                        (145,400)          473,800          (717,800)        3,288,700
-----------------------------------------------------------------------------------------------------------------------------------

Other Income (Expense)
     Interest income                                                       --            68,900               500           173,400
     Interest expense                                                (109,500)         (111,600)         (268,400)         (386,400)
     Other, net                                                          (200)              400             5,100            (1,900)
-----------------------------------------------------------------------------------------------------------------------------------
Total Other Income (Expense)                                         (109,700)          (42,300)         (262,800)         (214,900)
-----------------------------------------------------------------------------------------------------------------------------------

(Loss) Income Before Provision for Income Taxes                      (255,100)          431,500          (980,600)        3,073,800

Provision for Income Taxes                                           (106,000)          163,800          (347,700)        1,198,800
-----------------------------------------------------------------------------------------------------------------------------------

Net (Loss) Income                                                $   (149,100)     $    267,700      $   (632,900)     $  1,875,000
===================================================================================================================================

Basic (Loss) Income Per Common Share                             $      (0.01)     $       0.02      $      (0.04)     $       0.11
Diluted (Loss) Income Per Common Share                           $      (0.01)     $       0.01      $      (0.04)     $       0.09
===================================================================================================================================


Basic Weighted-Average Common Shares Outstanding                   17,392,754        17,392,754        17,392,754        16,737,311
Diluted Weighted-Average Common Shares Outstanding                 17,392,754        20,869,851        17,392,754        20,887,175








                       COMC, INC. AND SUBSIDIARIES
                  Consolidated Statement of Cash Flows


---------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30,                                                  2001                  2000
=====================================================================================================================
                                                                              (Unaudited)           (Unaudited)
Cash Flows From Operating Activities:
Net (Loss) Income                                                             $  (632,900)         $ 1,875,000

Adjustments to reconcile net (loss) income to net cash used in operating activities:
       Depreciation and amortization                                              276,500              285,900
       Loss on disposition of capital equipment                                      --                 10,200
       Allowance for doubtful accounts                                               (700)             (25,300)
       Deferred income taxes                                                       48,900                 --

Changes in operating assets and liabilities:
       Accounts receivable                                                      3,094,900           (6,965,300)
       Inventories                                                                (55,600)            (122,600)
       Prepaid expenses and other current assets                                   38,400              (84,800)
       Accounts payable                                                        (1,109,900)           2,513,000
       Accrued expenses                                                          (134,800)             355,900
       Refundable income taxes                                                   (434,700)                --
       Customer deposits                                                       (2,580,000)           5,623,400
       Other current liabilities                                                     --                (45,200)
=====================================================================================================================
Net Cash (Used in) Provided by Operating Activities                            (1,489,900)           3,420,200
=====================================================================================================================

Cash Flows From Investing Activities
       Deposits                                                                    (2,600)             (66,200)
       Proceeds from sales of property and equipment                                 --                  1,000
       Purchase of property and equipment                                         (90,400)            (482,100)
=====================================================================================================================
Net Cash Used in Investing Activities                                             (93,000)            (547,300)
=====================================================================================================================

Cash Flows From Financing Activities
       Advances from bank loans and other credit institutions                  22,089,000              389,400
       Repayments on bank loans and other credit institutions                 (20,833,600)          (2,757,500)
       Sales of common stock                                                         --              1,792,500
       Repurchase of common stock                                                    --               (472,500)
=====================================================================================================================
Net Cash Provided by (Used in) Financing Activities                             1,255,400           (1,048,100)
=====================================================================================================================

Net (Decrease) Increase in Cash and Cash Equivalents                             (327,500)           1,824,800
   Cash and Cash Equivalents, beginning of period                                 331,500              385,100
=====================================================================================================================
   Cash and Cash Equivalents, end of period                                   $     4,000          $ 2,209,900
=====================================================================================================================

Cash Paid For:
       Interest                                                               $   266,400          $   296,000
       Income Taxes                                                           $    10,000          $ 1,225,500

1. BASIS OF PRESENTATION

         The interim consolidated financial statements presented have been prepared by COMC, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months and nine months ended September 30, 2001 and 2000, (b) the financial position at September 30, 2001 and(c) the cash flows for the nine months ended September 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

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

2.       BANK BORROWINGS

         The Company has a $3,500,000 revolving line of credit with Coast Business Credit ("Coast"). This line of credit was set to expire in September 2001, but was extended until November 30, 2001. The Company's borrowings under the line of credit bear interest at Coast's prime rate plus 2% and are collateralized by our accounts receivable, inventories, property and equipment. The loan agreement with Coast contains certain restrictive covenants, which require that we maintain certain financial ratios regarding tangible net worth and includes among other things, restrictions as to percentages of eligible receivables. As of September 30, 2001, the outstanding balance on this line of credit was $2,255,400, and there was $304,500 available under the line of credit against eligible assets.

         The Company is currently in discussions with other lending institutions interested in replacing our existing line of credit with credit facilities up to $5.0 million. Prior negotiations with another lender to replace our existing line of credit were not concluded in September 2001 due to the lack of Company profitability.

         As a result, the Company entered into discussions with a small group of private investors to raise up to $12.5 million in additional equity. The Company believes that such an investment will return our net worth closer to that as of December 31, 2000, and establish a new lending relationship as well as financing on more favorable terms. Simultaneously, the Company is in discussions with Coast Business Credit to further extend the existing line of credit maturity date to January 31, 2002.

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


Results of Operations:

Dollars in Thousands            Quarter ended          Nine Months ended
--------------------            September 30:             September 30:

                                2001       2000         2001      2000
                                ----       ----         ----       ----
     Net Revenues
     ------------
     Data & Voice Services    $4,499     $8,536          $16,103   $20,907
     Recruitment Services     $  634     $  689          $ 3,060   $ 2,186
     --------------------     ------     ------          -------   -------
        Total Revenues        $5,133     $9,225          $19,163   $23,093

         Our revenues were $5,133,600 and $9,225,400 for the three months ended September 30, 2001 and 2000, respectively, representing a decrease of 44.4%. This decrease was due primarily to a 47.3% decrease in Data and Voice Services revenue for the period, and a 7.9% decrease in Recruitment Services revenue. The decline in Data and Voice Services revenue was due to the deferment of, and in certain cases existing customers' cancellation of discretionary project work. The decline in Recruitment Services was the result of a continued decline in the overall demand for temporary employees related to the downturn in the economy.

         Our revenues were $19,162,700 and $23,093,500 for the nine months ended September 30, 2001 and 2000, respectively, representing a decrease of 17.0%. This decrease was due primarily to a 23.0% decrease in Data and Voice Services revenue for the period, offset by a 40.0% increase in Recruitment Services revenue. Data and Voice Services decreased from the prior year as project work declined due to a downturn in the economy, resluting in a reduction of discretionary project expenditures by our customers. Recruitment Service revenue benefited from a significant increase in demand for short term contract employees by one of our larger clients in the second fiscal quarter, which had no impact on first or third quarter revenues.

Dollars in Thousands                  Quarter ended September 30:              Nine Months ended September 30:
--------------------                  ---------------------------              -------------------------------
                                             Gross               Gross                 Gross               Gross
                                             Profit              Profit                Profit              Profit
                                    2001     Margin     2000     Margin       2001     Margin     2000     Margin
                                    ----     ------     ----     ------       ----     ------     ----     ------
Gross Profits
       -------------
       Data & Voice Services        $1,690    37.6%    $2,735     32.0%      $5,304    32.9%    $8,302     39.7%
       Recruitment Services         $  100    15.8%    $  274     39.8%      $  635    20.8%    $  805     36.8%
       ---------------------        ------    ----     ------     ----       ------    ----     ------     ----
       Total Gross Profits          $1,790    34.9%    $3,009     32.6%      $5,939    31.0%    $9,106     39.4%


         Cost of revenues was $3,343,700 and $6,216,000 for the three months ended September 30, 2001 and 2000, respectively, representing a decrease of 46.2%. Conversely, our Gross Profit for the comparable periods was $1,789,900 and $3,009,400, respectively, representing a decrease of 40.5%. Gross profit and margin for Data and Voice Services was $1,689,800 and 37.6%, respectively, for the three months ended September 30, 2001 as compared with $2,735,400 and 32.0%, respectively, for the three months ended September 30, 2000. The increase in percentage margin was due to a more favorable mix of maintenance revenues with higher profit margins in the third quarter of 2001, versus the third quarter of 2000, and a reduction in project revenues, which in the third quarter of 2000, had uncharacteristically low margins. Gross profit and margin for Recruitment Services were $100,100 and 15.8%, respectively for the three months ended September 30, 2001 as compared with $274,000 and 39.8%, respectively for the three months ended September 30, 2000. The decrease in margin was due to a lower percentage of permanent placement revenue as compared to the prior period, which has significantly higher contribution margin.

         Cost of revenues was $13,223,800 and $13,987,300 for the nine months ended September 30, 2001 and 2000, respectively. Our Gross Profit for the comparable nine month period was $5,938,900, and $9,106,200, respectively, or a decline of 34.8%. Our Recruitment Services gross profit margin fell from 36.8% to 20.8%, while gross profits remained flat. Our Voice and Data Services gross profit margin declined from 39.7% to 32.9%, while gross profits declined by 36.1% for the comparable nine month period. The declines in gross profit margin and gross profits were attributable to more competitive pricing on non-project based Voice and Data services, as well as a reduction in higher margin project based revenue in the period.

         Selling, general and administrative ("SG&A") expenses decreased 24.9% from $2,466,100 for the three months ended September 30, 2000 to $1,851,000 for the three months ended September 30, 2001. This also compares with $2,152,700 of similar expense in the previous quarter ended June 30, 2001, or a decrease of 14.0%. The decrease in year over year comparable quarters was due to a reduction in staffing company-wide due to the decrease in our project business. We continued to make additional discretionary cuts to SG&A late into the third quarter, which did not have a significant impact on SG&A reductions in the third quarter, but will in the fourth fiscal quarter ending December 31, 2001.

         Also included in our SG&A expenses are our holding company expenses, which decreased by $288,400 from $468,900 for the three months ended September 30, 2000 to $180,500 for the three months ended September 30, 2001. Our prior quarter holding company expenses were $214,500 for the period ended June 30, 2001. The decrease in expense was due to reduced legal and due diligence costs related to merger and acquisition activities, as well as staffing.

         Depreciation and amortization expenses were $84,300 and $69,500 for the three months ended September 30, 2001 and 2000, respectively. This slight increase was due to the purchase of additional field service and new office equipment in prior periods. We expect that depreciation will continue to increase in dollar terms as a result of additional investments in capital equipment required to support the anticipated growth in our business.

Dollars in Thousands                   Quarter ended
--------------------                    September 30
                                      2001       2000
                                      ----       ----
Operating Income (Loss) Before
  Depreciation and Amortization       ($61)      $543

         Operating Income Before Depreciation and Amortization ("EBITDA") decreased to a loss of $61,100 for the three months ended September 30, 2001 from income of $543,500 for the three months ended September 30, 2000. This also compares with a loss of $112,300 for the previous quarter ended June 30, 2001.

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

         Interest Income decreased from $68,900 for the three months ended September 30, 2000 to $0 for the three months ended September 30, 2001 due to a lack of daily cash balances, with earned interests rates remaining relatively constant throughout the comparable periods.

         Interest Expense decreased for the three months ended September 30, 2001 to $109,500 from $111,700 for the three months ended September 30, 2000, due to decreased borrowing and a falling prime borrowing rate.

         Other Income (Expense) is comprised mostly of bank fees and charges associated with our line of credit, offset by miscellaneous income for the period, which resulted in expense of $200 for the three months ended September 30, 2001, versus income of $400 for the three months ended September 30, 2000.

         An Income Tax provision of $163,800 was taken for the three months ended September 30, 2000, versus an Income Tax benefit of $106,000 against losses for the quarter ended September 30, 2001.

         Net Income (Loss) decreased to a loss of $149,100, or ($.01) per share, fully-diluted, for the three months ended September 30, 2001 versus Net Income of $267,700 or $.01 per share, fully-diluted, for the three months ended September 30, 2000.

Liquidity and Capital Resources

         Cash and cash equivalents decreased to $4,000 at September 30, 2001 compared to $331,500 at December 31, 2000.

         Cash Flows From Operating Activities: For the nine months ended September 30, 2001, cash consumed by operating activities was $1,489,900 which resulted primarily from our net loss for the first nine months of $632,900, increased by non-cash charges of $324,700, increased by our decline in operating assets of $2,643,000 and decreased by our decline in liabilities, primarily decreases in customer deposits, of $3,824,700.

         Accounts receivable decreased $3,094,900 due to increased collection activity in the first nine months of 2001. Payables and accruals decreased $1,244,700 due to a reduction in purchases and accrued payroll along with a decrease in customer deposits of $2,580,000.

         Cash Flows From Investing Activities: For the nine months ended September 30, 2001, net cash used for investing activities was $93,000 as a result of $90,400 in new equipment and leasehold improvement purchases, and deposit increases of $2,600.

         Cash Flows From Financing Activities: For the nine months ended September 30, 2001, net cash used from our financing activities was $1,255,400, due primarily to net line of credit borrowings of $1,275,700, offset by a reduction in long term debt of $20,300.

         Our net working capital at September 30, 2001 was a positive $1,688,100, a decrease of $469,700 from December 31, 2000. We believe that our current cash flow from operations plus our present sources of liquidity from current assets, and funds from the Line of Credit Facility, will be sufficient to finance operations for the foreseeable future and meet our short-term obligations.

         We have depended on a few large customers for the majority of our revenue to date. A loss of any one could have a material effect on our liquidity. Due to the quality of our major customers, the ultimate collectability of accounts receivable has not been a problem. However, due to their slow payment history, we have taken steps to improve the collection process. These steps include the hiring of additional collections personnel and a more active communication and follow-up with these customers.

        As of September 30, 2001, our three largest customers accounted for 82.2% of the gross account receivables, or 31.1%, 26.8% and 24.4%, respectivley.

Part II.  OTHER INFORMATION

Item 1.   Legal proceedings

         We are currently involved in two separate legal proceedings, and successfully defended a third. The first proceeding involves a claim we have submitted to a former municipal customer, the City of Los Angeles, for failure to pay invoices in the approximate amount of $140,000. These invoices related to work performed in 1998 and 1999. A settlement has been reached which insures that the total amount of the invoices will be paid by the City of Los Angeles.

         The second claim involves Metropolitan Talent Agency ("Metropolitan"), which filed a complaint against ICF Communication Solutions, Inc. ("ICF") (a wholly-owned subsidiary of the Company) in Los Angeles Superior Court, alleging breach of contract and negligence. Both claims contend that ICF breached an alleged contract to maintain Metropolitan's phone lines, and that this breach harmed Metropolitan's business. We feel the claim is baseless and without merit due in part to the fact that Metropolitan was never a customer of the Company. Metropolitan served its complaint on the Company's registered agent for service of process, United Corporate Services, Inc. ("UCS"). UCS failed to inform ICF or its counsel of this suit, and ICF did not become aware of it until after the statutory time to respond to the complaint had passed. Metropolitan's counsel moved, and the Court ordered an entry of default and default judgment against ICF in the stated amount of $3.4 million. We have requested that the court set the default judgement aside and allow the case to proceed on its merits, contending that UCS' failure to notify ICF of the suit, the baseless nature of Metropolitan's claims, and several procedural defects with Metropolitan's request for a default, require that the default be vacated. The Court set the matter for hearing on December 12, 2001. Based on the foregoing, the Company believes the Court will grant our motion. If the Court does so, we intend to vigorously defend against Metropolitan's claims.

         In July of 2001, we successfully defended ourselves against a claim made by a former employee of ICF, who alleged that he was owed unspecified commissions and business expenses equal to $116,000. Based on the facts presented, the California State Labor Commission awarded only two days of additional unpaid accrued vacation amounting to $1,600, for which we had reserved.

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

                            COMC, INC.

                              By: /s/ Christopher Smith
                                 ------------------------
                                 Christopher Smith, Chief Executive Officer and President

Dated:  November 14, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of November 15, 2001 by the following persons on behalf of Registrant and in the capacities indicated.

                                 /s/ George L. Camberis
                                 -----------------------
                                 (Principal Financial and Accounting Officer)