Form 10QSB/A
period 2001-09-30
COMC INC
filed 2001-11-15
CIK 754568

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                        COMC, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS

                                                                               September 30,             December 31,
                                                                                    2001                    2000
                                                                            ------------------       -------------------
                                                                               (Unaudited)
Assets

Current Assets
      Cash and cash equivalents                                                 $     4,000               $  331,500
      Accounts receivable, less allowance for doubtful
           accounts of $222,500  and $223,200 respectively                        4,360,300                6,740,000
      Unbilled receivables, net                                                     929,900                1,644,400
      Inventories                                                                   285,700                  230,100
      Prepaid expenses and other current assets                                     104,000                  142,400
      Refundable income taxes                                                       524,400                   89,700
      Deferred income taxes                                                         232,600                  281,500
---------------------------------------------------------------------------------------------------------------------
 Total Current Assets                                                             6,440,900                9,459,600

 Property and Equipment, net                                                        982,100                1,147,000
 Other Assets                                                                        98,300                  116,900
---------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                    $ 7,521,300              $10,723,500
=====================================================================================================================


 Liabilities and Shareholders' Equity

 Current Liabilities
      Bank borrowings                                                             2,255,400                  979,700
      Accounts payable                                                            1,628,400                2,738,300
      Accrued expenses                                                              842,300                  977,100
      Current portion of long-term debt                                              26,700                   26,700
      Customer deposits                                                                   -                2,580,000
---------------------------------------------------------------------------------------------------------------------
 Total Current Liabilities                                                        4,752,800                7,301,800

 Long-term Debt, less current portion                                                18,300                   38,600
 Related Party Notes Payable                                                        750,000                  750,000
 Deferred Income Taxes                                                               94,100                   94,100
---------------------------------------------------------------------------------------------------------------------
 Total Liabilities                                                                5,615,200                8,184,500
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

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
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

         The Company is currently in discussions with other lending institutions interested in replacing the existing line of credit with credit facilities up to $5.0 million. Prior negotiations with another lender to replace the existing line of credit were not concluded in September 2001 due to the lack of Company profitability.

         As a result, the Company entered into discussions with a small group of private investors to raise up to $2.5 million in additional equity. The Company believes that such an investment will return its net worth closer to that as of December 31, 2000, and establish a new lending relationship as well as financing on more favorable terms. Simultaneously, the Company is in discussions with Coast Business Credit to further extend the existing line of credit maturity date to January 31, 2002.

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

Dollars in Thousands                  Quarter ended September 30:              Nine Months ended September 30:
--------------------                  ---------------------------              -------------------------------
                                             Gross               Gross                 Gross               Gross
                                             Profit              Profit                Profit              Profit
                                    2001     Margin     2000     Margin       2001     Margin     2000     Margin
                                    ----     ------     ----     ------       ----     ------     ----     ------
Gross Profits
       -------------
       Data & Voice Services        $1,690    37.6%    $2,735     32.0%      $5,304    32.9%    $8,302     39.7%
       Recruitment Services         $  100    15.8%    $  274     39.8%      $  635    20.8%    $  804     36.8%
       ---------------------        ------    ----     ------     ----       ------    ----     ------     ----
       Total Gross Profits          $1,790    34.9%    $3,009     32.6%      $5,939    31.0%    $9,106     39.4%


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

         Operating Income Before Depreciation and Amortization ("EBITDA") decreased to a loss of $61,100 for the three months ended September 30, 2001 from income of $543,300 for the three months ended September 30, 2000. This also compares with a loss of $112,300 for the previous quarter ended June 30, 2001.

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

         Cash  Flows  From  Financing  Activities:  For the  nine  months  ended
September  30,  2001,  net  cash  provided  by  our  financing   activities  was
$1,255,400,
due primarily to net line of credit borrowings of $1,275,700, offset by a reduction in long term debt of $20,300.

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

        As of September 30, 2001, our three largest customers accounted for 82.2% of the gross account receivables, or 31.1%, 26.8% and 24.3%, respectivley.

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