Form 10KSB
period 2001-12-31
COMC INC
filed 2002-04-16
CIK 754568

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year ended: December 31, 2001          Commission File Number 0-16472

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

                                   ----------

                                 Title of Class

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes x No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

      The aggregate market value of the 9,094,280 shares of outstanding voting common stock held by non-affiliates of the registrant as of March 31, 2002 (based upon the average bid and asked prices of such shares) was approximately $2,273,570.00, based on the closing sale price for March 30, 2002, as reported on the OTC Bulletin Board. For purposes of this calculation, directors and executive officers of the Registrant and their affiliates are deemed to be affiliates of the registrant.

      The number of shares outstanding of Registrant's Common Stock as of March 31, 2002 was 21,722,721.

      Certain matters discussed herein may constitute forward-looking statements, with in the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities the market and statements regarding the Company's mission and vision. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements.




                                Table of Contents

--------------------------------------------------------------------------------

                                      10KSB

PART 1......................................................................   2
ITEM 1......................................................................   2
ITEM 2......................................................................  12
ITEM 3......................................................................  12
ITEM 4......................................................................  13
PART II.....................................................................  13
ITEM 5......................................................................  13
ITEM 6......................................................................  15
ITEM 7......................................................................  21
ITEM 8......................................................................  21
PART III....................................................................  21
ITEM 9......................................................................  21
ITEM 10.....................................................................  23
ITEM 11.....................................................................  23
ITEM 12.....................................................................  25
PART IV.....................................................................  28
ITEM 13.....................................................................  28
Balance Sheet Assets........................................................ F-3
Balance Sheet Liabilities................................................... F-4
Income Statement............................................................ F-5
Shareholders Equity......................................................... F-6
Cash Flow Statement......................................................... F-7

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

DESCRIPTION OF BUSINESS

      COMC, Inc. ("COMC", the "Company", "Corporation" "we", or "us"), through its wholly - owned operating subsidiary ICF Communication Solutions, Inc. ("ICF"), is a technology service company in the telecommunications industry with a rapidly expanding regional geographic service coverage area. We design, implement, support and manage LAN/WAN computer network systems, voice communication network systems, and premise wiring for both data and voice. In addition, we distribute and maintain equipment on behalf of major telecommunication equipment manufacturers. Our target clients are primarily Fortune 1000 sized enterprises demanding the highest level of service under project, master and general maintenance contracts to support their complex and growing national voice and data network systems. In servicing these customers, we provide highly trained and experienced technicians and design engineers on a rapid-response basis to meet our customers' telecommunications planning, design, installation, maintenance and emergency needs. As our customers and other companies continue their geographic growth, technological expansion and communications modernization, we will provide them with design, product, maintenance and personnel on a turnkey, outsource basis.

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

      The year 2001 was a year of market softness for us. We reported 2001 revenue, operating loss before depreciation and amortization (EBITDA) and net losses of $23.3 million, $0.34 million and $0.83 million. This was significantly down from 2000 revenue, EBITDA and net income of $30.4 million, $2.53 million and $0.98 million, respectively. ICF represented 100% of our revenue in 2001 and 2000. EBITDA represents operating income before deductions for depreciation and amortization. EBITDA has been presented because we believe it is commonly used by investors to analyze operating performance and to determine a company's ability to incur or service indebtedness. EBITDA should not be considered in isolation or as a substitute for net income, cash flow from operations or any other measure of income or cash flow that is prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. In addition, our definition of EBITDA may not be identical to similarly entitled measures used by other companies.

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

      Founded in 1989 to provide telephone systems and services to Bank of America, ICF is currently servicing in excess of 250 customers at over 4,000 customer location sites. ICF employs over 160 service professionals and is headquartered in Martinez, California. ICF has additional sales and service offices in Burbank, California, as well as Houston, Texas, Phoenix, Arizona, and Birmingham, Alabama.

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

      We continue to provide local, statewide and regional services for such clients as Bank of America, Wells Fargo Bank, Southwestern
Bell/PacBell/Ameritech, McKesson HBOC, Avaya, Inc. and ExpaNets.

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

      Approximately $20.1 million and $27.4 million of revenues were recorded for data and voice services during 2001 and 2000, respectively. Approximately $3.3 million and $3.0 million of revenues were recorded for Recruitment Services during 2001 and 2000, respectively.

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

      --    Increasing Demand for Outsourced Service

      With the rapid increases in demand for communications services, the acceleration of technologies and the growing cost of information technology/information systems ("IT/IS"), we are experiencing a growing demand for outsourcing and communications infrastructure personnel from our targeted clients, large and small. It is becoming increasingly cost efficient for clients to contract for their services and personnel, versus managing these teams in-house. By retaining project and administrative management in-house and sub-contracting their voice and data network maintenance and emergency response, installations and conversion projects, our clients can better manage their costs.

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

      Recruitment Services Group.

      Our Recruitment Services group provides our clients with short and long-term technical consultants, as well as permanent placement of technical personnel. We specialize in telecommunications and information systems industry nationwide placements, particularly in the areas of telecom design, administration and maintenance, application development, project management, operations, facilities engineering, technical sales and marketing. We recruit our candidates from a variety of sources utilizing our own web site, electronic and print employment bulletin boards, cold calling and recruiter networking. Approximately 95% of our Recruitment Services revenues are from leasing employees on a temporary basis to our clients and 5% of our Recruitment Services revenues are from permanent placement fees.

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

      Customers

      We currently support approximately 250 clients at over 4,000 of their customer sites across a broad range of industries, including banking, retail distribution and manufacturing, as well as educational, local and federal government offices and non-profit institutions. Our clients consist primarily of

Fortune 1000 sized companies with employees and workstations between 10,000 and 100,000. In 2001, we also focused on small to medium sized customers with employees and workstations between 50 and 10,000. We believe that our high level of customer service has and will continue to enable us to capture an increasing portion of each of our clients' communications budget in the future.

      Our current customers include Bank of America, Wells Fargo Bank, Bank of the West, McKesson HBOC, Providian, US West, Western Digital, Western Carlson Design and Ameriflight. We also have subcontract relationships with Southwestern Bell/PacBell/Ameritech, Avaya, ExpaNets, Verizon/GTE, Williams Communications, and Sprint Communications.

      Employees

      As of December 31, 2001, we employed 183 persons at a total of five different sales and service locations throughout the U.S. Of these, three were executive officers, 143 were technicians, 6 were engineering personnel, 7 were engaged in sales, 15 were engaged in managerial, administrative and clerical activities, and 9 were contract employees on lease to our clients. During the second half of 2001, as our business slowed, we decreased the number of technicians and contract employees that were employed by the Company. The Company believes that available workforce will allow us to be able to increase the number of technicians and contract employees to meet any additional needs that our customers may have. None of our employees are represented by a union or collective bargaining agreement, and we have not experienced any work stoppages.

      In November 1999, our Board of Directors adopted the COMC, Inc. 1999 Stock Option Plan (the "1999 Plan") and 2,000,000 shares of our common stock were reserved for issuance under the 1999 Plan. Subsequently, our shareholders approved the 1999 Plan at our shareholder meeting in November, 2000. Under the 1999 Plan, we granted incentive stock options during 1999 to our employees to acquire a total of 240,000 shares of our common stock (of which 50,000 have since been cancelled) at an exercise price of $.50 per share, vesting over a five-year period. During 2000, we granted incentive stock options vesting over a five-year period to employees to purchase an additional 56,500 shares of common stock (of which 26,800 have since been cancelled) at an exercise price of $.80 per share. During 2001, we granted incentive stock options under the Plan vesting over a five-year period to employees to purchase an additional 200,000 shares of common stock (of which 50,000 have since been Cancelled) at an exercise price of $.30 per share. During 2001, we granted incentive stock options under the Plan vesting over a two-year period to employees to purchase an additional 400,000 shares of common stock at an exercise price of $.30 per share. During 2001, we granted incentive stock options under the Plan with immediate vesting to employees to purchase an additional 800,000 shares of common stock at an exercise price of $.30 per share.


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

      We face competition in our targeted Fortune 1000 sized and municipal clients from Verizon/GTE, Electronic Data Systems, Williams Communications, IBM Global, Claricom, Inacom, Compaq and AT&T Global. This competition covers larger voice and data network design, installation, maintenance and monitoring projects and contracts on a national basis. On a regional basis, we compete with NetVersant, NetsWork, Metro and Xeta Technologies. This competition covers cabling and voice service contracts as well as project work for medium and large sized clients in California, Texas, Arizona, Nevada, New Mexico, Colorado and Utah.

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

      Recently, the telecommunications industry has been characterized by rapid technological changes, changes in the industry structure and increased demand for services and equipment. The demand for all types of telecommunications services has been increasing, with rapid growth in high-speed data services, including the Internet.

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

ITEM 2. PROPERTIES

      Our headquarters are located at 2840 Howe Road, Suite D, Martinez, California. We occupy 8,000 square feet at this location in Martinez, of which approximately 7,000 square feet is dedicated to office space and 1,000 square feet is dedicated to warehouse space. We pay monthly rent of $8,913 for our headquarters in Martinez under a lease that will expire in November 2002. ICF leased an additional 3,700 square feet of office space and 3,200 square feet of warehouse space at 2840 Howe Road, Suite C. ICF pays monthly rent of $7,019 under the lease for this additional space that was signed in April 2000 and will expire November 2002. ICF occupies 14,700 square feet in a commercial building at 1700 West Burbank, Burbank, California. ICF pays a monthly rent of $16,232 under the lease for this space in Burbank under a lease that was signed in July 2000 and expires in July 2005. ICF also occupies an office in a commercial building at 5201 Mitchelldale, Suite B3, in Houston, Texas, of which approximately 1,000 square feet is dedicated office space and 1,000 square feet is dedicated to warehouse space. ICF pays monthly rent of $1,865 for this property located in Houston under a lease that expired in October 2000, but has been leased on a month to month basis since. ICF occupies an office in a commercial building at 2810 S. 24th Street, Suite 111, Phoenix, Arizona, of which 3,693 square feet is office space and 1,729 square feet is warehouse space. ICF pays a monthly rent of $3,763 for this property under a lease that will expire in September 2003. ICF occupies an office in a commercial building at 2602 S. 24th Street, Suite 102, Phoenix, Arizona, of which 1,100 square feet is office space. ICF pays a monthly rent of $1,574 for this property under a lease that will expire in September 2003. Finally, ICF occupies an office in a commercial building at 2100 Riverchase Center, Suite 214, Birmingham, Alabama of which 3,693 square feet is office space and 1,729 square feet is warehouse pace. ICF pays a monthly rent of $3,551 for this property under a lease that will expire in September 2003.

      While the aggregate leased property is currently meeting our needs, we anticipate leasing additional space as our company expands.

ITEM 3. LEGAL PROCEEDINGS

         We are currently involved in two separate legal proceedings. The first proceeding involves a claim which we settled with a former municipal customer, the City of Los Angeles, for failure to pay invoices in the approximate amount of $140,000. These invoices related to work performed in 1998 and 1999. The settlement that was reached insures that the total amount of the invoices will be paid by the City of Los Angeles. In January of 2002, ICF received full payment on this proceeding.

         On July 25, 2001, Metropolitan Talent Agency ("Metropolitan") filed a complaint against ICF Communication Solutions, Inc. ("ICF") (a wholly-owned subsidiary of COMC, Inc.) in Los Angeles Superior Court, claiming breach of contract and negligence. The complaint alleges that ICF breached a purported contract to maintain Metropolitan's phone lines and that this breach harmed Metropolitan's business. It purports damages in the amount of $3.4 million.

         In July 2001, Metropolitan served its complaint against ICF on COMC's registered agent for service of process, United Corporate Services, Inc. ("UCS"). UCS failed to inform ICF or its counsel of this suit, and ICF did not become aware of it until after the statutory time to respond to the complaint had passed. Prior to learning these facts, the Court ordered entry of default and default judgment against ICF. As soon as ICF discovered that a complaint had been filed, ICF answered the complaint and moved the court to set the default judgment aside and allow the case to proceed on its merits, pointing to UCS' failure to notify ICF of the suit, the baseless nature of Metropolitan's claims, and several procedural defects with Metropolitan's request for default. On December 12, 2001, Metropolitan stipulated that entry of default be vacated.

         Since then, ICF has vigorously defended against Metropolitan's claims. On December 18, 2001, ICF filed a motion for judgment on the pleadings on Metropolitan's negligence claim. The Court heard, and granted, ICF's motion on March 6, 2002. It dismissed Metropolitan's negligence claim with prejudice and did not allow Metropolitan leave to amend the complaint. The only remaining claim in the case is Metropolitan's breach of contract claim. ICF believes that the contract claim is entirely without merit due in part to the fact that Metropolitan never directly entered into a contract with ICF and never paid ICF directly for its services. Once ICF completes its discovery of Metropolitan, ICF plans to file a summary judgment motion on Metropolitan's breach of contract claim.

         A trial date has been set for June 19, 2002; however ICF has moved the Court to continue that date to allow time for ICF's summary judgment motion to be filed and heard. The hearing on the motion to continue trial date is set for April 30, 2002.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Equity

      Our Common Stock is quoted Over The Counter on the electronic Bulletin Board under the symbol "CINJ.OB." The following table sets forth the high and low bid quotations for our Common Stock through the quarter ended March 31, 2002. Prior to the fiscal quarter ended March 31, 1998, no trading market existed for our securities. These quotations have been reported by the National Association of Securities Dealers, Inc. and represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                      Common Stock
         Fiscal Quarter          --------------------
         Ended                    High          Low
         --------------          ------        -----

         March 31, 2000          $2.0000       $.6870
         June 30, 2000           $2.1250       $.8750
         September 30, 2000      $1.7500       $.7125
         December 31, 2000       $1.0310       $.3125
         March 31, 2001          $0.7500       $.3750
         June 30, 2001           $0.5000       $.3000
         September 30, 2001      $0.4500       $.3000
         December 31, 2001       $0.4000       $.2000
         March 31, 2002          $0.7500       $.2500


      On December 31, 2001, the closing price for our Common Stock on the OTC Bulletin Board was $.40 per share. On December 31, 2001, there were approximately 2,986 registered holders of record of our Common Stock. This does not include beneficial shareholders whose Common Stock is held in street name.

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

      In November 1999, our Board of Directors adopted the COMC, Inc. 1999 Stock Option Plan (the "1999 Plan") and 2,000,000 shares of our common stock were reserved for issuance under the 1999 Plan. Subsequently, our shareholders approved the 1999 Plan at our shareholder meeting in November, 2000. Under the 1999 Plan, we granted incentive stock options during 1999 to our employees to acquire a total of 240,000 shares of our common stock (of which 50,000 have since been cancelled) at an exercise price of $.50 per share, vesting over a five year period. During 2000, we granted incentive stock options vesting over a five year period to employees to purchase an additional 56,500 shares of common stock (of which 26,800 have since been cancelled) at an exercise price of $.80 per share. During 2001, we granted incentive stock options vesting over a five year period to employees to purchase an additional 200,000 shares of common stock (of which 50,000 have since been Cancelled) at an exercise price of $.30 per share. During 2001, we granted incentive stock options vesting over a two year period to employees to purchase an additional 400,000 shares of common stock at an exercise price of $.30 per share. During 2001, we granted incentive stock options with immediate vesting to employees to purchase an additional 800,000 shares of common stock at an exercise price of $.30 per share.

      From April 17, 2000, through May 15, 2000, we raised approximately $1,320,000 through a private placement of 1,320,000 shares of our common stock and options to purchase 660,000 shares of our common stock for $1.00 per share with various accredited investors (the "Investors"). The options are exercisable at any time within the next five years. On April 26, 2000, some of the Investors exercised options and purchased 472,500 shares of common stock under their option agreements. In connection therewith, 236,250 shares of our common stock were surrendered to us at the April 26, 2000 OTCBB closing price of $2.00 per share by certain non-employees in a "cashless" transaction and in full payment of $472,500 due from exercise. Consequently, only 236,250 shares of common stock were issued and 236,250 shares were recorded as a purchase into treasury, as a result of this exercise of options.

      On June 9, 2000, we filed a Form SB-2 Registration Statement (the "Registration Statement") with the Securities and Exchange Commission. We filed an Amended Form SB-2 Registration Statement on June 28, 2000. The Registration Statement concerned 17,386,456 shares of our common stock, including 306,666 shares of our common stock issuable upon the exercise of warrants and 3,752,487 shares of our common stock issuable upon the exercise of options. The offering price for the shares registered under the Registration Statement was $1.34 per share, or such other price as the holders of the shares being registered determine. The Registration Statement was filed in order to satisfy registration rights that the Company granted to those shareholders identified in the Registration Statement as the "Registering Shareholders." We will not receive any of the proceeds realized from the sale of the common stock registered under the Registration Statement. However, the Company will receive funds from the holders of warrants and options related to stock included under the Registration Statement if and when such warrants and options are exercised. By agreement with the Registering shareholders, the Company paid all of the expenses in connection with the Registration Statement, and the registration of the shares covered thereby (other than underwriters' commissions and discounts, if any). The Registration Statement became effective on June 29, 2000.
      At the Board of Directors Meeting on November 11, 2001, the Board authorized Management to raise up to $3,000,000 of equity from the sale of Common Stock in COMC at a price equal to or greater than $.15 per share. At that time, the Company had had net operating losses for the preceding three quarters and continued to lose money through the end of the calendar year. Prior to the Board Meeting, our Common Stock had traded at a weighted average of below $.30 per share. Management's negotiations with institutional investors yielded little response and private investors negotiated a price of $.15 per share. From February 14, 2002, through March 30, 2002, we raised approximately $650,000 through a private placement of 4,329,967 shares of our common stock for $0.15 per share with various accredited investors (the "Investors").


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

      While we do not design or take the research and development risk borne by the manufacturers of the equipment we service, we continue to invest in the latest training and certification for the networks we support. Specifically for data, we support products designed by Cisco Systems, Inc., Avaya, Inc., Bay Networks (a division of NorTel Networks) and 3Com. For voice products, we support products designed by Avaya, Inc. and NorTel Networks Inc.

Critical Accounting Policies:

The Company considers certain accounting policies related to revenue recognition and the determination of the allowance for doubtful accounts to be critical policies due to the estimation processes involved in each.

Revenue recognition. The Company derives a significant portion of its revenue from long term contracts, which require the accurate estimation of the cost, scope and duration of each engagement. Revenue and the related costs for these projects are recognized on percentage of completion, using the cost incurred to the estimated cost at completion. If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly under the contracts, then future margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to the Company's results of operations.

Accounts Receivable. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of our accounts receivables and our future operating results.

Results of Operations:

Dollars in Thousands              Years ended
--------------------              December 31
                                2001       2000
                                ----       ----
     Net Revenues
     ------------
     Data & Voice Services     $20,056    $27,414
     Recruitment Services      $ 3,274    $ 2,964
     ---------------------     -------    -------
        Total Revenue          $23,330    $30,378

      For the twelve months ended December 31, 2001 and 2000, our revenues were $23,329,500 and $30,377,800, respectively, representing a 23% decrease. This decrease was due primarily to a 26.8% decrease in Data and Voice Services revenue for the year, offset by a 10.5% increase in Recruitment Services revenue. In 2001 and as with the industry in general, revenues were affected from the overall negative trends in the marketplace. Customers deferred or cancelled major capital projects over the last half of 2001. The decline has been partially offset by an increase in maintenance revenue from our existing customers.

      In 2001, revenue from our three largest customers accounted for approximately 45%, 22% and 10%, respectively of total revenues. Accounts receivable balances at December 31, 2001 from these three customers represented approximately 36%, 40% and 13%, respectively of net accounts receivable. In 2000, revenues from our largest customer accounted for approximately 67% of total revenues. No other customer in 2000 accounted for more than 10% of total revenue.

Dollars in Thousands                 Years ended December 31:
--------------------
                                          Gross               Gross
                                         Profit              Profit
                                  2001   Margin     2000     Margin
                                  ----   ------     ----     ------
       Gross Profits
       -------------
       Data & Voice Service    $ 6,794    33.9%    $9,590      35.0%
       Recruitment Services    $   674    20.6%    $1,075      36.3%
       --------------------    -------    ----     ------      ----
       Total Gross Profits     $ 7,468    32.0%   $10,665      35.1%


      For the twelve months ended December 31, 2001 and 2000, cost of revenues was $15,861,700 and $19,712,600, respectively, representing a decrease of 19.5%. Conversely, our gross profit for the comparable periods was $7,467,800 and $10,665,200, respectively, representing a decrease of 30%. Gross profit for Data and Voice Services were $6,794,100 or 33.9% of revenue, for the twelve months ended December 31, 2001 as compared with $9,589,700 and 35.0%, respectively, for the twelve months ended December 31, 2000. The decrease in margin was due to a higher utilization of subcontracted technical labor on large projects. Gross profit and margin for Recruitment Services were $673,700 and 20.6%, respectively for the twelve months ended December 31, 2001 as compared with $1,075,500 and 36.3%, respectively, for the twelve months ended December 31, 2000. The decrease in margin was due to a higher percentage of contractor revenue instead of the higher margin permanent placement revenue of the prior period.

      Selling, general and administrative ("SG&A") expenses decreased 4.1% from $8,139,700 for the twelve months ended December 31, 2000 to $7,808,800 for the twelve months ended December 31, 2001. The decrease in year over year comparable quarters was due to a reduction in workforce due to the unfavorable marketplace in the 3rd and 4th quarters of 2001. We significantly reduced our Recruitment Services division to reflect the changes in the marketplace. We reduced our project management teams to reflect the reduced activities of our major customers we are however in position to adequately respond to increased levels of activity that are expected by the 2nd quarter of 2002.

      Included in our annual SG&A expenses are our holding company expenses, which decreased by $487,800 from $1,191,000 for the twelve months ended December 31, 2000 to $703,200 for the twelve months ended December 31, 2001. The decreased expense was due primarily to a decrease in legal and accounting costs related to merger and acquisition activities in 2000. SG&A expenses for ICF's operations increased from $6,948,700 for the twelve months ended December 31, 2000 to $7,105,600 for the twelve months ended December 31,2001.

      Depreciation expenses were $336,100 and $253,700 for the twelve months ended December 31, 2001 and 2000, respectively. This increase was due to the purchase of additional field service and new office equipment. We expect that depreciation will continue to increase slightly in dollar terms as a result of additional investments in capital equipment required to support the anticipated growth in our business.

      Amortization expense and other non-cash charges were $2,400 and $16,100 for the twelve months ended December 31, 2001 and 2000, respectively.

Dollars in Thousands                Twelve Months ended
--------------------                    December 31
                                      2001       2000
                                      ----       ----

Operating Income (Loss) Before
  Depreciation and Amortization      $(341)     $2,526

      For the year ended December 31, 2001, Operating Income Before Depreciation and Amortization ("EBITDA") decreased 114% to a loss of $(341,000) from $2,525,500 in the comparable fiscal year ended December 31, 2000.

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

      Interest Income decreased from $209,500 for the fiscal year ended December 31, 2000 to $ 500 for fiscal year ended December 31, 2001 due to the completion of the large project that had a large customer deposit in 2000.

      Interest Expense decreased for fiscal year ended December 31, 2001 to $392,400 from $637,600 for the fiscal year ended December 31, 2000. Interest Expense for our bank borrowings increased from $202,700 in 2000 to $314,000 in 2001 due to increased utilization on our line of credit borrowings. Interest Expense - Related Party decreased to $78,400 from $434,900 due to the repayment in 2000 of $2,750,000 of these loans. Approximately $2,400 related to amortization charges, while $76,000 was actual interest expense paid on the Related Party Loans.

      Other Income (Expense) is comprised mostly of bank fees and charges associated with our line of credit, offset by miscellaneous income for the period, which resulted in an expense of $2,200 for fiscal year ended December 31, 2000, versus an expense of $83,500 for the fiscal year ended December 31, 2001.

      An Income Tax credit of $326,200 was taken for the fiscal year ended December 31, 2001 due to availability of a net operating loss carry-back to 2000.

      Net Loss amounted to $828,700, or $.05 per share for the fiscal year ended December 31, 2001 versus a Net Income of $980,300 for the fiscal year ended December 31, 2000.

Liquidity and Capital Resources

      Cash and cash equivalents decreased to $200,700 at December 31, 2001 compared to $331,500 at December 31, 2000.

      Cash Flows From Operating Activities: For the twelve months ended December 31, 2001, cash used in operating activities was $708,500 which resulted primarily from our net loss for fiscal year 2001 of $828,700, increased by non-cash charges of $195,300, increased by our decrease in operating assets of $4,664,600 and decreased by our growth in liabilities, primarily decreases in customer deposits and payables of $4,650,200.

      Accounts receivable decreased $4,522,400 due to decreased sales in 2001 as well as an increased emphasis on receivables by management. Accounts Payable also decreased $1,885,800 due to decreased purchases, as well as a decrease in customer deposits of $2,580,000.

      Cash Flows From Investing Activities: For the year ended December 31, 2001, net cash used for investing activities was $78,300 as a result of $93,800 in new equipment purchases and leasehold improvement, and deposit decreases of $13,400, offset by proceeds from sales of capital assets of $2,100.

      Cash Flows From Financing Activities: For the year ended December 31, 2001, net cash provided from our financing activities was $656,000, with an increase in our line of credit of $683,500 and an additional $27,500 of long term debt was also paid in the year.

      In September of 1999, ICF secured a $3 million Line of Credit facility ("Line of Credit Facility") with Coast Business Credit, a division of Southern Pacific Bank. This credit facility had a two-year term and all amounts borrowed accrued interest at the bank's prime rate plus 2%. The Line of Credit Facility is secured by substantially all of ICF's assets and contains customary covenants and restrictions. The Line of Credit Facility has been used to support working capital. Subsequent to December 31, 2001, the Company (i) raised approximately $650,000 in a private placement of its common stock with various accredited investors,(ii) paid off its Line of Credit Facility with Coast Business Credit, and (iii) secured a $2,000,000 revolving line of credit under a Revolving Credit Loan & Security Agreement with Comerica Bank ("Agreement") that expires in February 2003. The borrowings under the Agreement are limited to no more than 80% of eligible accounts receivable (as defined in the agreement), bear interest at the bank's prime rate plus 2.0% (6.75% as of February 20, 2002) and are collateralized by the Company's accounts receivable, inventories, and property and equipment. The Agreement contains certain restrictive covenants, which require , among other things, that we maintain certain financial ratios pertaining to tangible net worth (as defined), debt to tangible net worth (as defined), and current ratio, and maintain certain minimum levels of tangible net worth (as defined) and net income (as defined). Management believes that there is at least a reasonable likelihood that the Company will be unable to maintain compliance at all times with each of the financial covenants, for example, as regards maintaining net income (as defined). Should the Company be unable to maintain these financial ratios, the bank has the right to demand immediate payment in full on the then outstanding balance. If this were to occur, management believes that the Company could obtain alternative sources of financing, based on discussions with other lenders in the business community. However, obtaining such alternative sources of financing may prove costly and, should such alternative financing not be readily available, any resulting temporary lack of available financing could have a materially unfavorable effect on the Company's financial statements. The Company's long-term prospects are dependent upon a return to profitability and/or the ability to raise additional capital as necessary to finance future growth and acquisitions.


      Our long-term liabilities include $750,000 in Related Party Subordinated Notes Payable. In consideration for the sale of ICF to us, the two principal owners of ICF, William M. Burns and Charles E. Lincoln, received an aggregate of $14,000,000, payable as follows: $1,500,000 in cash at the closing of the transaction; $1,500,000 in promissory notes due and payable January 5, 1999, secured by all of our accounts receivable; $1,000,000 in promissory notes due and payable January 4, 1999; $1,000,000 in promissory notes due and payable August 17, 1999; and 6,493,506 shares of our common stock valued at $9,000,000 or $1.386 per share. We were unable to pay off the January 4, 1999, and January 5, 1999, promissory notes as of their maturity dates. On August 10, 1999, we entered into an agreement with Messrs. Burns and Lincoln, to refinance these notes with new notes under different terms and conditions. Specifically, we agreed with Messrs. Burns and Lincoln to extend the term of each note to three years, payable in full on the third anniversary (i.e., August 10, 2002). Interest accrued at 10% per annum on these Notes and was paid monthly. On April 23, 2000, we prepaid the promissory notes due to Mr. Lincoln in full, amounting to $1,750,000 plus accrued interest, in connection with the termination of Mr. Lincoln's employment. On May 10, 2000, we partially prepaid the promissory notes due to Mr. Burns in the amount of $1,000,000 plus accrued interest, bringing the current total of Related Party Subordinated Notes Payable to $750,000.

     On December 21, 2001, Mr. Burns amended his employment contract with the company as well as the terms on his subordinated $750,000 Note with the company. The Amended subordinated note in the amount of $750,000 is now due and payable on January 30, 2004. The fixed annual interest rate of the Note is 8%. The term of Mr. Burns' employment agreement is now the earlier of the due date of the Note, repayment of his Note in full, or the sale or transfer of the Note by Mr. Burns.

      From April 17, 2000, through May 15, 2000, we raised approximately $1,320,000 through a private placement of 1,320,000 shares of our common stock and options to purchase 660,000 shares of our common stock for $1.00 per share with various accredited investors (the "Investors"). The options are exercisable at any time within the next five years. On April 26, 2000, some of the Investors exercised options and purchased 472,500 shares of common stock under their option agreements. In connection therewith, 236,250 shares of our common stock were surrendered to us at the April 26, 2000 OTCBB closing price of $2.00 per share by certain non-employees in a "cashless" transaction and in full payment of the $472,500 due from exercise. Consequently, only 236,250 shares of common stock were issued as a result of this exercise of options. As of December 31, 2001, and based upon the above referenced transactions, we have a total of 21,193,991 shares of common stock issued, of which 3,801,237 are held in Treasury.

      Our net working capital at December 31, 2001 was $1,569,100, representing a decrease of $588,700 over December 31, 2000. We believe that our current anticipated cash flow from operations plus our present sources of liquidity from current assets, and funds from the Line of Credit Facility, will be sufficient to finance operations for the foreseeable future and meet our short-term obligations.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Officers and Directors

      Our officers and directors are as follows:

Name                      Age          Position
----                      ---          ---------------------------
John J. Ackerman          44           Director
Paul M. Bakker            42           Director
William M. Burns          43           Chairman of the Board
Paul E. Graf              34           Director
Patrick J. Guarino        59           Director
Christopher R. Smith      38           Chief Executive Officer, President,
                                       Director
George L. Camberis        45           Chief Financial Officer

      John Ackerman, age 44, is the founder of COMC, Inc. and has been our Chairman and a member of our Board since November 1996, and served as our Chief Executive Officer from November 1996 until October 1999. Mr. Ackerman founded and was the President and Chief Executive Officer of Complete Communications, Inc., a California corporation ("CCI") and the predecessor of COMC, Inc. Prior to founding CCI, Mr. Ackerman held a senior position at London-based Justwise Limited, overseeing that firm's European sales and operations. On February 6, 2002, Mr. Ackerman stepped down from his position of Chairman of the Board of COMC, but remains a Director in the Company.

      Paul M. Bakker, age 43, co-founded Cheslock, Bakker & Associates, Inc. ("CBA") in 1993 and manages CBA's mortgage lending and CMBS issuance units. Mr. Bakker created CBA's core risk control systems as well as more than 500 proprietary transaction structuring and valuation models employed in CBA's disciplined investment service. Mr. Bakker has more than 15 years experience in both real estate and corporate finance. Prior to co-founding CBA, Mr. Bakker was a consultant at USGI Capital Markets, a Vice President at CS First Boston, and a Director of Kouri Capital, a European-based leverage buy-out and mergers and acquisitions firm. Mr. Bakker has been a member of the American Economic Association since 1980, and from 1991 to 1993, he served on the Board of Directors of Bond Technologies. A 1980 graduate of Whitman College, Mr. Bakker completed course work for a Ph.D. in Economics at New York University. Mr. Bakker was both a Research Assistant and a Research Fellow at NYU and taught Economics at NYU and Yeshiva University in 1982 and 1983.

      William M. Burns, age 43, on February 6, 2002 Mr. Burns became the Chairman of the Board of COMC. Mr. Burns became one of our Directors in 1997. Mr. Burns was also a co-founder in 1989 of and is now the President and CEO of our wholly owned subsidiary ICF. Mr. Burns has over eighteen years of experience in the communications industry, startig ICF's predecessor in 1988. Prior to that, Mr. Burns held technical and management positions at the PacTel-PacBell Company. Prior to that he was employed at John Jackson Enterprises in Sacramento from 1978 through 1986. Mr. Burns attended four years of college at Rockland, California

      Paul E. Graf, age 34, is founder, Chairman and CEO of Portalvision, Inc., an internet community software development company incorporated in August, 1999. He is also a private investor and has served on the Board of Directors of MD Choice.com since 1999, Big Storage Inc.com since 1999 and various other private enterprises. Prior to Portalvision, Mr. Graf was a Public Equity Portfolio Manager and Venture Capital investor with Graf Repetti & Co. in New York, NY from 1997 to 1999. Prior to that he was the Founder and President of International Arts, Inc. from 1992 to 1997. Mr. Graf received his BS in Business from Lehigh University in 1989.

      Patrick J. Guarino, age 59, is a partner at Gramercy Equity LLP ("Gramercy"), a boutique venture capital group located in New York, N.Y. Prior to joining Gramercy he was Executive Vice President and general counsel of Ultramar Diamond Shamrock Corporation ("UDSC"), a Fortune 200 independent petroleum refining and marketing company listed on the New York Stock Exchange. UDSC was the result of a merger between Ultramar Corporation and Diamond Shamrock, Inc., in 1996. Prior to this merger, Mr. Guarino was the Senior Vice President, General Counsel and Chief Administrative Officer of Ultramar Corporation. Prior to becoming Senior Vice President, he was primarily involved in mergers and acquisitions and held executive positions and served on the boards of Ultramar's operating subsidiaries in the US, Europe and Asia. Prior to joining Ultramar in 1974, Mr. Guarino was in private practice with a New York City law firm. In addition, Mr. Guarino holds a BA degree from the City University of New York, and JD degree from Brooklyn Law School, Mr. Guarino completed an international business management program at Oxford University in England.

      Christopher R. Smith, age 38, is our Chief Executive Officer, President, and one of our Directors. Mr. Smith is responsible for our day to day management, acquisitions and strategic planning. Mr. Smith became one of our Directors in November of 1999. Prior to joining us in 1999, Mr. Smith spent over seven years as a Managing Director with Wafra Partners, L.P., a New York-based private equity investment fund. Prior to joining Wafra, Mr. Smith was a Vice President with Kouri Capital, Inc., a private merchant bank group. Mr. Smith also held senior positions with Lambert Brussels Capital Corp. (an affiliate of Drexel Burnham Lambert) and First Union Corporation. Mr. Smith earned his degree in finance and accounting from Florida State University in 1985.


      George L. Camberis, age 45, is our Chief Financial Officer. Mr. Camberis is responsible for the financial management, contract management, treasury and financial reporting. Prior to joining us in August, 2001, Mr. Camberis spent over seven years as a financial consultant to start-up companies in California. Mr. Camberis had over 10 years of operational and financial experience in the telecommunications industry. Mr. Camberis was first Controller of Anixter Inc., and then Director of Operations and Finance for the Western Region of Anixter, our largest supplier, from 1988 to 1994. Mr. Camberis is a CPA, has a BS degree from the University of Wisconsin - Madison and a Masters in taxation from DePaul University.

Board of Directors

      Our By-laws provide that our Board of Directors shall be composed of five to seven members. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified. Our By-laws permit the Board of Directors to fill any vacancy and the new director may serve until the next annual meeting of stockholders or until his successor is elected and qualified. Currently our Board of Directors consists of John J. Ackerman, Paul M. Bakker, William M. Burns Chairman, Paul E. Graf, Patrick J. Guarino and Christopher R. Smith.

Committees of the Board

      Our Executive Committee is made up of our entire Board of Directors, while our Audit Committee, Compensation Committee, and Option Committee is made up of Paul M. Bakker, Paul E. Graf, and Patrick J. Guarino. These committees meet at least quarterly, just prior to our regularly scheduled quarterly Board meetings.

Officers

      Officers are elected by our Board of Directors and their terms of office are, except to the extent governed by employment contracts, at the discretion of the Board. Presently, William M. Burns is our Chairman, Christopher R. Smith is our Chief Executive Officer, President , George L. Camberis is our Chief Financial Officer. These positions were reaffirmed by the Board of Directors at the February 6, 2002 Board meeting.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file The Company believes that the individuals are in the process of filing all of the appropriate reports with the SEC

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

      The following table sets forth the compensation we and/or ICF have paid or accrued to all executive officers during the fiscal years ended December 31, 1999, 2000 and 2001:



                                        SUMMARY COMPENSATION TABLE(1)(2)
----------------------------------------------------------------------------------------------------------------
                                                          Annual Compensation            Long-Term Compensation
----------------------------------------------------------------------------------------------------------------
          (a)                    (b)                  (c)                  (d)                     (e)
------------------------- ------------------- -------------------- --------------------  -----------------------
                              Year Ended
Name/Principal Position      December 31          Salary ($)            Bonus ($)        Restricted Stock Awards
=======================   =================== ==================== ====================  =======================
John Ackerman                    2001               98,693                 -0-                       -0-
Director (3)              ------------------- -------------------- --------------------  -----------------------
                                 2000              135,000               25,000                      -0-
                          ------------------- -------------------- --------------------  -----------------------
                                 1999              137,692                 -0-                       -0-
                          ------------------- -------------------- --------------------  -----------------------
Christopher R. Smith             2001              149,583                 -0-                       -0-
Chief Executive Officer
President,                ------------------- -------------------- --------------------  -----------------------
 COMC,  Executive                2000              150,385               25,000                      -0-
Vice President ICF        ------------------- -------------------- --------------------  -----------------------
                                 1999               44,135                 -0-                 2,463,896
----------------------------------------------------------------------------------------------------------------
William M Burns                  2001              149,583                 -0-                       -0-
Chief Operating           ------------------- -------------------- --------------------  -----------------------
Officer, COMC                    2000              150,385               25,000                      -0-
President and CEO, ICF    ------------------- -------------------- --------------------  -----------------------
                                 1999              135,000                 -0                    376,623
----------------------------------------------------------------------------------------------------------------
George L. Camberis               2001               34,183                 -0-                       -0-
CFO, ICF &COMC            ------------------- -------------------- --------------------  -----------------------
                                 2000                -0-                   -0-                       -0-
                          ------------------- -------------------- --------------------  -----------------------
                                 1999                -0-                   -0-                       -0-
-------------------------  -------------------------------------------------------------------------------------


(1) As to any named officer or director or group of executive officers, the above compensation does not include the use of an automobile and other personal benefits; the total value of which does not exceed the lesser of $50,000 or 10% of such person's or persons' cash compensation.
(2)   Pursuant to the regulations promulgated by the Securities and Exchange
      Commission, the table omits columns reserved for types of compensation not applicable to us.
(3) Mr. Ackerman resigned as President in August 1998. Mr. Ackerman resigned as Chief Executive Officer in October 1999. Mr. Ackerman resigned as Chief
      Operations Officer of ICF in April of 2001.  From October 1999 to
      February 2002 Mr. Ackerman was the Chairman of our Board of Directors of
      COMC.

      For discussion on options held and employment contracts for executive officers, see Item 11 below.

Aggregate Option Exercises in 2000 and Fiscal Year-End Option Values

      From April 17, 2000, through May 15, 2000, we raised approximately
$1,320,000 through a private placement of 1,320,000 shares of our common stock and options to purchase 660,000 shares of our common stock for $1.00 per share with various accredited investors (the "Investors"). The options are exercisable at any time within the next five years. On April 26, 2000, some of the Investors exercised options and purchased 472,500 shares of common stock under their option agreements. In connection therewith, 236,250 shares of our common stock were surrendered to us at the April 26, 2000 OTCBB closing price of $2.00 per share in a "cashless" transaction and in full payment of the $472,500 due from exercise. Consequently, only 236,250 shares of common stock were issued as a result of this exercise of options. As of December 31, 2001 and based upon the above referenced transactions, we have a total of 21,193,991 shares of common stock issued, of which 3,801,237 are held in Treasury.

      No options granted to employees, officers and directors were exercised during the year ended December 31, 2001.

Fiscal Year-End Option Values

      The following table shows the value of unexercised stock options held by the executive officers named in the Summary Compensation Table as of December
31, 2001. No options held by such individuals were exercised during 2001.



                             Number of Shares of Common            Value of Unexercised
                            Stock Underlying Unexercised           In-the-Money Options
                            Options at December 31, 2001          at December 31, 2001(1)
                            ---------------------------------------------------------------
Name                        Exercisable    Unexercisable       Exercisable    Unexercisable
----                        -----------    -------------       -----------    -------------

Christopher R. Smith .....    2,463,896               --        $  788,445               --
William M. Burns .........      376,623               --        $  120,519               --
George L, Camberis .......        -0-              75,000       $                     7,500

---------

(1) Market value of underlying securities at exercise date or fiscal year end, as the case may be, minus the exercise price.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The table below sets forth, as of December 31, 2001, information regarding the beneficial ownership of our Common Stock based upon the most recent information available to us for: (i) each person known by us to own beneficially more than five (5%) percent of our outstanding Common Stock after giving effect to all exercisable stock options and warrants, (ii) each of our officers and directors and (iii) all of our officers, directors and 5% shareholders as a group. Unless otherwise indicated in the footnotes, the address for all parties is c/o COMC, Inc., 2840 Howe Road, Suite D, Martinez, CA 94553.

                                       Shares Owned Beneficially
                                              and of Record
                                 ---------------------------------------
                                                    No. of        % of
Name                             Class         Shares Owned       Total
--------------------             -----         ------------       -----

John J. Ackerman (1)(6)          Common Stock     3,183,050       15.18%
William M. Burns (2)             Common Stock     3,623,376       17.28%
Charles E. Lincoln (3)           Common Stock     3,623,376       17.28%
Christopher R. Smith(4)          Common Stock     2,663,896       12.71%
Marvin P. Loeb (5)               Common Stock     1,544,298        7.37%
Paul M. Bakker (6)               Common Stock       225,000        1.08%
Paul E. Graf                     Common Stock       125,000         .60%
Patrick J. Guarino               Common Stock        15,000         .07%

All Five Percent Holders,        Common Stock    15,002,998       71.59%
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

(3) Includes 3,246,753 shares of Common Stock held by a trust of which Mr. Lincoln is a trustee and beneficiary, and 376,623 shares of which Mr. Lincoln has the right personally to purchase upon exercise of options that are currently exercisable

(4) Includes 200,000 shares of Common Stock that Mr. Smith owns of record, and 2,463,886 shares Mr. Smith has a right to purchase upon exercise of options that are currently exercisable.

(5) Includes 56,127 shares of Common Stock held by the Marvin P. Loeb Irrevocable Living Trust, of which Mr. Loeb is the sole trustee, and by Mr. Loeb as nominee for his children. Mr. Loeb disclaims beneficial ownership in such shares.

(6) Includes 150,000 shares sold by Mr. Ackerman to Mr. Bakker at $.30 per share during 2001.

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

      On December 21, 2001, Mr. Burns amended his employment contract with the company as well as the terms on his subordinated $750,000 Note with the company. The Amended subordinated note in the amount of $750,000 is now due and payable on January 30, 2004. The fixed annual interest rate of the note is 8%. The term of the employment agreement is earlier of the due date of the note, repayment in full, or the sale or transfer of the note by Mr. Burns.

      On December 21, 2001, Mr. Smith amended his employment contract with the company. The term of the employment agreement is (a) August 10, 2002, (b) the repayment in full of the Amended Subordinated Note of December 21, 2001, or(c), the sale or transfer of the note by Mr. Burns.

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

Independent Auditors' Report

The Board of Directors and Shareholders of
COMC, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of COMC, Inc. and its wholly owned subsidiary, ICF Communication Solutions, Inc. (Subsidiary) as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of COMC, Inc. and Subsidiary as of December 31, 2001 and 2000, and the results of their operations and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ BDO Seidman, LLP
San Jose, California
March 22, 2002

                            COMC, Inc. and Subsidiary

                           Consolidated Balance Sheets

--------------------------------------------------------------------------------

December 31,                                               2001         2000
--------------------------------------------------------------------------------
Assets

Current:
     Cash and cash equivalents (Note 11)               $   200,700   $   331,500
     Accounts receivable, less allowance for
        doubtful accounts of $75,000 and $223,200
        (Notes 4 and 11)                                 3,375,200     6,740,000
     Unbilled receivables, net                             635,000     1,644,400
     Inventories (Note 4)                                  198,900       230,100
     Prepaid expenses and other current assets              84,600       142,400
     Refundable income taxes                               404,100        89,700
     Deferred income taxes (Note 9)                        129,900       281,500
--------------------------------------------------------------------------------
Total Current Assets                                     5,028,400     9,459,600

Property and Equipment, net (Notes 3 and 4)                900,200     1,147,000

Other Assets (Note 7)                                       75,300       116,900
--------------------------------------------------------------------------------
                                                        $6,003,900   $10,723,500
================================================================================

          See accompanying notes to consolidated financial statements.

                            COMC, Inc. and Subsidiary

                           Consolidated Balance Sheets

--------------------------------------------------------------------------------------------





December 31,                                                        2001           2000
-------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

Current Liabilities:
    Bank borrowings (Note 4)                                   $  1,663,200    $    979,700
    Accounts payable                                                852,500       2,738,300
    Accrued expenses (Note 5)                                       849,300         977,100
    Current portion of long-term debt (Note 4)                       25,500          26,700
    Customer deposits (Note 6)                                           --       2,580,000
    Accrued interest due related party (Note 7)                      68,800              --
-------------------------------------------------------------------------------------------
Total Current Liabilities                                         3,459,300       7,301,800

Long-term Debt, less current portion (Note 4)                        12,300          38,600

Related Party Subordinated Notes Payable (Note 7)                   750,000         750,000

Deferred Income Taxes (Note 9)                                       72,000          94,100
-------------------------------------------------------------------------------------------
Total Liabilities                                                 4,293,600       8,184,500
-------------------------------------------------------------------------------------------
Commitments and Contingencies (Notes 4, 6, 8, and 10)

Shareholders' Equity (Notes 7 and 10):
    Common stock, $.01 par value; 40,000,000 shares
      authorized; 21,193,991 and 21,193,991 shares issued;
        17,392,754 and 17,392,754 shares outstanding                211,900         211,900
Additional paid-in capital                                       15,727,500      15,727,500
Accumulated deficit                                             (11,976,800)    (11,148,100)
Treasury stock at cost; 3,801,237 and 3,801,237 shares           (2,252,300)     (2,252,300)
-------------------------------------------------------------------------------------------
Total Shareholders' Equity                                        1,710,300       2,539,000
-------------------------------------------------------------------------------------------
                                                               $  6,003,900    $ 10,723,500
===========================================================================================


          See accompanying notes to consolidated financial statements.









                            COMC, Inc. and Subsidiary

                      Consolidated Statements of Operations

--------------------------------------------------------------------------------
Years Ended December 31,                                2001           2000
--------------------------------------------------------------------------------

Revenues (Note 11):
     Data and voice services                       $ 20,055,800    $ 27,413,500
     Recruitment services                             3,273,700       2,964,300
--------------------------------------------------------------------------------
                                                     23,329,500      30,377,800
--------------------------------------------------------------------------------
Cost of Revenues:
     Data and voice services                         13,261,700      17,823,800
     Recruitment services                             2,600,000       1,888,800
--------------------------------------------------------------------------------
                                                     15,861,700      19,712,600
--------------------------------------------------------------------------------
Gross Profit                                          7,467,800      10,665,200
--------------------------------------------------------------------------------
Operating Expenses:
     Selling, general, and administrative             7,808,800       8,139,700
     Noncash expenses:
        Depreciation and amortization (Note 3)          338,500         269,800
--------------------------------------------------------------------------------
                                                      8,147,300       8,409,500
--------------------------------------------------------------------------------
Income (Loss) From Operations                          (679,500)      2,255,700
--------------------------------------------------------------------------------
Other Income (Expense):
     Interest income                                        500         209,500
     Interest expense (Note 4)                         (314,000)       (202,700)
     Interest expense, related party (Note 7)           (78,400)       (434,900)
     Other                                              (83,500)         (2,200)
--------------------------------------------------------------------------------
                                                       (475,400)       (430,300)
--------------------------------------------------------------------------------
Income (Loss) Before Provision for Income Taxes      (1,154,900)      1,825,400

Provision (Benefit) for Income Taxes (Note 9)          (326,200)        845,100
--------------------------------------------------------------------------------
Net Income (Loss)                                  $   (828,700)    $   980,300
================================================================================
Basic Income (Loss) per Common Share               $      (0.05)    $      0.06
Diluted Income (Loss) per Common Share             $      (0.05)    $      0.05
================================================================================
Basic Weighted-Average Common Shares Outstanding     17,392,754      16,889,220
Diluted Weighted-Average Common Shares Outstanding   17,392,754      20,608,076
================================================================================

          See accompanying notes to consolidated financial statements.


                                       F-5







                                                COMC, Inc. and Subsidiary

                                     Consolidated Statements of Shareholders' Equity

                                                   (Notes 6,7, and 10)

------------------------------------------------------------------------------------------------------------------------------------
                                      Common Stock          Additional                          Treasury Stock
                              --------------------------     Paid-in       Accumulated    ---------------------------
                                 Shares        Amount        Capital         Deficit        Shares     Amount          Total
------------------------------------------------------------------------------------------------------------------------------------
Balances, January 1, 2000     19,401,491   $    194,000   $ 13,952,900    $(12,128,400)    (3,564,987) $  (1,779,800)  $    238,700

Proceeds from issuance of
  common stock in private
  placement                    1,320,000         13,200      1,306,800              --            --              --      1,320,000
Issuance of common stock
  due to cashless exercise
  of options                     472,500          4,700        467,800              --      (236,250)       (472,500)            --
Net income                            --             --             --         980,300            --              --        980,300
------------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2000   21,193,991        211,900     15,727,500     (11,148,100)   (3,801,237)     (2,252,300)     2,539,000

Net loss                            --             --             --          (828,700)           --               --      (828,700)
------------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2001   21,193,991   $    211,900   $ 15,727,500    $(11,976,800)   (3,801,237)   $(2,252,300)    $ 1,710,300
====================================================================================================================================

          See accompanying notes to consolidated financial statements.











                            COMC, Inc. and Subsidiary

                      Consolidated Statements of Cash Flows

----------------------------------------------------------------------------------------------------
Years Ended December 31,                                                  2001           2000
----------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
     Net Income (Loss)                                                $ (828,700)     $    980,300
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
           Amortization of deferred finance charge                         2,400           268,300
           Depreciation and amortization                                 336,100           269,800
           Provision for doubtful accounts                              (148,200)          (49,900)
           Loss on disposition of property and equipment                   --               18,900
           Deferred income tax                                           129,500           (63,400)
           Changes in operating assets and liabilities,
              net of  business acquisition:
              Accounts and unbilled receivable                         4,522,400        (3,813,100)
              Inventories                                                 31,200           (36,100)
              Prepaid expenses and other current assets                   86,000          (107,500)
              Accounts payable                                        (1,885,800)        2,090,300
              Accrued expenses                                          (127,800)          384,500
              Income taxes payable/refundable                           (314,400)         (359,700)
              Customer deposits                                       (2,580,000)        2,580,000
              Accrued interest due related party                          68,800           (30,100)
----------------------------------------------------------------------------------------------------
Net Cash Provided By (Used in) Operating Activities                     (708,500)        2,132,300
----------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
     Deposits                                                             13,400          (32,400)
     Proceeds from sale of property and equipment                          2,100            1,000
     Purchase of property and equipment                                  (93,800)        (810,800)
----------------------------------------------------------------------------------------------------
Net Cash (Used In) Investing Activities                                  (78,300)        (842,200)
----------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
     Proceeds from sale of common stock                                    --           1,320,000
     Advances from bank loans and other credit institution            25,341,300       25,594,400
     Repayments on bank loans and other credit institution           (24,657,800)     (25,493,900)
     Payments for long-term debts                                        (27,500)         (14,200)
     Payments for long-term debts-- related parties                       --           (2,750,000)
----------------------------------------------------------------------------------------------------
Net Cash (Used in) Provided By Financing Activities                      656,000       (1,343,700)
----------------------------------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents                               (130,800)         (53,600)
Cash and Cash Equivalents, beginning of year                             331,500          385,100
----------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, end of year                               $   200,700     $    331,500
====================================================================================================
Cash Paid For:
     Interest                                                        $    323,600    $    399,400
     Income taxes                                                    $     38,200    $  1,256,600
Noncash Investing and Financing Activities:
     Issuance of common stock through cashless exercise of options   $     --        $    472,500
     Purchase of vehicles through issuance of long-term debt         $     --        $     48,600
====================================================================================================

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

                             Uses of Estimates

                             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

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

                             Advertising Costs

                             The cost of advertising is expensed as incurred. Advertising costs for the years ended December 31, 2001 and 2000, were approximately $5,700 and $8,500, respectively.

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

                             As of December 31, 2001 and 2000, the fair values of the Company's financial instruments approximate their historical carrying amounts.

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

                             Basic and Diluted Earnings and Loss Per Common
                             Share

                             Under SFAS No. 128, the dilutive effect of stock options is excluded from the calculation of basic earnings per share. For the year ended December 31, 2001, all potential common shares were excluded from diluted earnings per share as their effects were antidilutive.

                             Comprehensive Income

                             Comprehensive income includes all changes in equity (net assets) during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealizable gain/loss of available-for-sate securities. The individual components of comprehensive income (loss) are reflected in the statements of shareholders' equity. As of December 31, 2001 and 2000, the Company did not have any accumulated other comprehensive income (loss).

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

                             Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, adoption of the new standard on January 1, 2001 did not have a material impact on results from operations, financial position or cash flows.

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

                             In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. SFAS 142 requires, among other things, that the Company no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS
                             142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

                             At present, the Company is currently assessing but has not yet determined the impact the adoption of SFAS 141 and SFAS 142 will have on the Company's financial position and results of operations.

                             In August 2001, the Financial Accounting Standards Board finalized FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 retains the determination and measurement criteria for impairment losses set out in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets", and adds additional implementation guidelines concerning the treatment of goodwill; use of the probability-weighted cash flow assumptions; establishment of a primary-asset approach for grouping assets and liabilities that represent a unit of accounting; measurement issues for long-lived assets to be disposed of; reporting results of operations of a component of an entity (reporting segment, operating segment, subsidiary or an asset group) as discontinued operations under certain conditions.

                             SFAS No. 144 will become effective for us, as well as other calendar year companies, on January 1, 2002. At present, the Company does not believe that the adoption of SFAS 144 will have a material impact on the Company's financial position and results of operations.

                            COMC, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

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


                            COMC, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

3.   Property and             Property and equipment  consisted of the following
     Equipment                as of December 31, 2001 and 2000:



                                                                      2001               2000
                              ------------------------------------------------------------------

                              Furniture and office equipment      $  855,100          $  813,400
                              Vehicles                               427,100             424,000
                              Computer equipment                     437,100             398,000
                              Software                                74,200              70,500
                              Leasehold improvements                 242,000             242,000
                              ------------------------------------------------------------------
                                                                   2,035,500           1,947,900
                              Less accumulated depreciation
                                and amortization                   1,135,300             800,900
                              ------------------------------------------------------------------
                                                                  $  900,200         $ 1,147,000
                              ------------------------------------------------------------------

4.   Financings               Line of Credit

                              The Company has a $3,000,000 revolving line of credit with a bank that expired in February 2002. The borrowings under the line of credit bear interest at the bank's prime rate plus 3.5% (8.5% as of December 31, 2001) and are collateralized by the Company's accounts receivable, inventories, and property and equipment. The Agreement contains certain restrictive covenants, which require that the Company maintain certain financial ratios regarding tangible net worth and includes, among other things, restrictions as to percentages of eligible receivables. As of December 31, 2001, there was $1,336,800 available under the line of credit. During a portion of 2001, the Company was not in compliance with certain of the financial covenants, however as of December 31, 2001, the Company was in compliance with all financial covenants.

                              Subsequent to December 31, 2001, the Company paid off its Line of Credit Facility and secured a $2,000,000 revolving line of credit under a Revolving Credit Loan & Security Agreement with Comerica Bank ("Agreement") that expires in February 2003. The borrowings under the Agreement are limited to no more than 80% of eligible accounts receivable (as defined), bear interest at the bank's prime rate plus 2.0% (6.75% as of February 20, 2002) and are collateralized by the Company's accounts receivable, inventories, and property and equipment. The Agreement contains certain restrictive covenants, which require , among other things, that the Company maintain certain financial ratios pertaining to tangible net worth (as defined), debt to tangible net worth (as defined), and current ratio, and maintain certain minimum levels of tangible net worth (as defined) and net income (as defined). Management believes that there is at least a reasonable likelihood that the Company will be unable to maintain compliance at all times with each of the financial covenants, for example, as regards maintaining net income (as defined). Should the Company be unable to maintain these financial ratios, the lender has the right to demand immediate payment in full on the then outstanding balance. If this were to occur, management believes that the Company could obtain alternative sources of financing, based on discussions with other lenders in the business community. However, obtaining such alternative sources of financing may prove costly and, should such alternative financing not be readily available, any resulting temporary lack of available financing could have a materially unfavorable effect on the Company's financial statements. The Company's long-term prospects are dependent upon a return to profitability and/or the ability to raise additional capital as necessary to finance future growth and acquisitions.

                              Debt Financing

                              From 1998 through 2000, the Company acquired six vehicles for a total purchase price of $92,600 under capital lease arrangements with the vehicles as security. The loans bear interest at rates ranging from 0.9% to 9.7%. Accumulated depreciation related to these vehicles was $41,000 and $22,500 as of December 31, 2001 and 2000,
                              respectively.

                            COMC, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                    Annual maturities of the debt financing discussed above for years ending December 31, are as follows:

                    2002                                                  25,500
                    2003                                                  12,300
                    ------------------------------------------------------------
                                                                         $37,800
                    ------------------------------------------------------------

5.   Accrued
     Expenses

                    Accrued expenses consisted of the following as of December 31, 2001 and 2000:

                                                              2001       2000
                    ------------------------------------------------------------
                    Accrued payroll and related expenses   $ 404,800   $ 560,400
                    Accrued vacation                         137,100     234,400
                    Accrued commissions                       35,300      60,100
                    Other                                    272,100     122,200
                    ------------------------------------------------------------
                                                           $ 849,300   $ 977,100
                    ------------------------------------------------------------


6.   Commitments    Operating Leases
     and
     Contingencies  The Company leases certain offices under operating leases expiring on various dates through 2005. Total rent expense charged to operations was $511,200 and $402,800 in 2001 and 2000, respectively. As of December 31, 2001, the minimum future rental commitments under non-cancelable operating leases payable over the remaining terms of the operating leases are:

                    Years ending December 31,
                    ------------------------------------------------------------
                    2002                                                 483,000
                    2003                                                 298,000
                    2004                                                 256,300
                    2005                                                 138,200
                    ------------------------------------------------------------

                                                                      $1,175,500
                    ------------------------------------------------------------

                            COMC, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                    Customer Deposit

                    In April 2000, the Company received deposits in the amount of $10,634,700 from a major customer. As of December 31, 2001, the unapplied balance was $0.

                    Employment Agreements

                    In 1999, the Company entered into a two-year employment agreement with its Chief Financial Officer, providing among other things, an annual salary of $135,000 and 2,463,896 options to purchase common stock (Note 10), as well as annual bonuses at the discretion of the Company's Board of Directors.

                    In 1999, the Company entered into a two-year employment agreement with its Chief Operations Officer, providing among other things, an annual salary of $135,000, as well as annual bonuses at the discretion of the Company's Board of Directors.

                    In 2001, the Company amended the employment agreement with it's Chief Executive Officer and Chief Operations Officer The term of the employment agreements is earlier of the due date of the Subordinated Note, repayment in full, or the sale or transfer of the note by Mr. Burns.

7.   Transactions   In August  1998,  the Company  entered  into a series of six
     With  Related  notes  aggregating  $3,500,000 with the Company's  President
     Parties        and the  Company's  Chief  Operating  Officer as part of the
                    Merger discussed in Note 2. These notes bore interest at 10%, and had original maturity dates of either January 1999 or August 1999. In 1999, the Company canceled the aforementioned notes and issued two unsecured 10% notes payable for $1,750,000 each to the President and the Chief
                    Operations Officer. Under the new notes, the term of the notes was extended for three additional years (due August
                    2002), payable in a lump-sum amount at the end, with interest payable monthly. Should the Company default on the new notes or their interest payments, the noteholders have the right to convert the notes to common stock of the Company at $0.50 per share. In 1999, the Company paid off the note payable due to the Company's President in the amount of $1,750,000. Additionally, the Company made principal payment in the amount of $1,000,000 on the note payable due to the Company's Chief Operations Officer. As of December 31, 2001, the balance outstanding on the remaining note was $750,000. On December 21, 2001, the Chief Operating
                    Officer amended his employment contract with the company as well as the terms on his subordinated $750,000 Note with the company. The Amended subordinated note in the amount of $750,000 is now due and payable on January 30, 2004. The fixed annual interest rate of the note is 8%. The term of the employment agreement is the earlier of the due date of the note, repayment in full, or the sale or transfer of the note by Mr. Burns.

                            COMC, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                    Interest expense associated with the above notes aggregated $78,400 and $166,600 during 2001 and 2000, respectively. As of December 31, 2001 and 2000, $68,800 and $0 were accrued on these notes, respectively.

                    In connection with the restructuring of the notes, the noteholders received 753,246 options (Note 10) to purchase common stock. The fair value of these options of approximately $361,600 has been recorded as a deferred finance charge, and is included in other assets. The deferred finance charge is being amortized as interest expense over the life of the related notes, with amortization accelerated as the notes are repaid before maturity. The Company recorded amortization expense of $2,400 and $268,300 during 2001 and 2000, respectively.

8.   Defined        In April 1997, the Company amended its defined  contribution
     Contribution   plan (the Plan) such that all  employees  were  eligible  to
     Plan           participate  in the Plan after  completing  three  months of service and attaining the age of 21. To be entitled to an allocation of employer contributions, a participant must complete 1,000 hours of service during the Plan year and must be employed by the Company on the last day of the Plan year. Employees electing to participate in the Plan may contribute up to 20% of their annual compensation.
                    Contributions to the Plan are limited to the maximum amount allowable under the provisions of the Internal Revenue Code.
                    The Company may choose to make contributions to the Plan at its discretion. During the years ended December 31, 2001 and 2000, the Company matched employee contributions totaling
                    $51,000 and $33,700, respectively.

9.   Income         The components of the provision for income taxes were as
     Taxes          follows for the years ended December 31, 2001 and 2000:

                    2001             Current        Deferred       Total
                    ------------------------------------------------------------
                    State           $ (4,200)       $(17,300)      $(21,500)
                    Federal         (451,500)        146,800       (304,700)
                    ------------------------------------------------------------
                                   $(455,700)       $129,500      $(326,200)
                    ------------------------------------------------------------

                    2000             Current        Deferred       Total
                    ------------------------------------------------------------
                    State           $172,700       $ (4,200)      $168,500
                    Federal          735,800        (59,200)       676,600
                    ------------------------------------------------------------
                                    $908,500       $(63,400)      $845,100
                    ------------------------------------------------------------

                            COMC, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                    The components of deferred tax assets and liabilities were as follows as of December 31, 2001 and 2000

                                                             2001       2000
                    ------------------------------------------------------------
                    Deferred tax assets:
                      State income taxes                   $ 1,200    $ 73,700
                      Allowance for uncollectable
                         accounts                           39,900      88,900
                      Accrued vacation                      40,900      97,900
                      Other                                 17,900      21,000
                      Net Operating Loss                    30,000           0
                    ------------------------------------------------------------
                    Gross Deferred tax asset               129,900     281,500
                    Deferred Tax liability:
                      Depreciation                          72,000      94,100
                    ------------------------------------------------------------
                                                          $ 57,900    $187,400
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

                    The actual tax expense (benefit) differs from the expected tax expense (benefit), computed by applying the Federal corporate tax rate of 34% to income before income taxes, as follows:

                                                           2001         2000
                    ------------------------------------------------------------
                    Expected statutory tax expense      $(392,700)    $ 620,600
                    Net tax effect of permanent
                      differences                          79,000        53,700
                    State income taxes, net of federal
                      tax effect                          (61,600)      106,000
                    Other                                  49,100        64,800
                    ------------------------------------------------------------
                    Income taxes                        $(326,200)    $ 845,100
                    ------------------------------------------------------------

                            COMC, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

10.  Shareholders'  Common Stock
     Equity

                    In April and May 2000, the Company issued to various accredited investors 1,320,000 shares of common stock and options to purchase 660,000 shares of common stock at $1.00 per share for proceeds of $1,320,000. The options are exercisable at any time within the next five years. In April 2000, certain non-employee holders of 472,500 of these options elected to receive an aggregate of 236,250 shares of common stock through a cashless exercise of options. In connection with the exercise, 236,250 shares of common stock were surrendered to the Company at the then fair market value of $2.00 per share.

                    During February and March, 2002, the Company raised approximately $650,000 through a private placement of 4,329,967 shares of its common stock for $0.15 per share with various accredited investors.


                    Stock Option Plan

                    In November 1999, the Company adopted a Stock Option Plan (The Plan). The Plan is restricted to employees, officers, and consultants of the Company. Options granted under the Plan vest over five years and are exercisable over ten years. Non- statutory options are granted at prices not less than 85% of the estimated fair value of the stock on the date of grant as determined by the Board of Directors. Incentive options are granted at prices not less than 100% of the estimated fair value of stock on the date of grant. However, options granted to shareholders who own greater than 10% of the outstanding stock are established at no less than 110% of the estimated fair value of the stock on the date of the grant.



                            COMC, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

     A summary of the status of the Company's outstanding stock options as of December 31, 2001 and 2000, and changes during the years then ended is presented in the following table:

                                                    Options Outstanding
                                         --------------------------------------
                                                                     Weighted-
                                           Options      Options       Average
                                          Not Under      Under       Exercise
                                          the Plan     the Plan        Price
     ---------------------------------------------------------------------------
     Balances, January 1, 2000           3,564,987      240,000          0.11
     Granted                               660,000       56,500          0.98
     Cancelled                                  --      (76,000)         0.60
     Exercised                            (472,500)        --            1.00
     ---------------------------------------------------------------------------
     Balances, December 31, 2000         3,752,487      220,500          0.15
     Granted                                    --    1,400,000          0.30
     Cancelled                                  --      (76,800)         0.31
     ---------------------------------------------------------------------------
     Balances, December 31, 2001         3,752,487    1,568,700      $   0.19
     ---------------------------------------------------------------------------
     Exercisable at year-end             3,752,487      887,900      $   0.16
     ---------------------------------------------------------------------------
     Weighted-average fair value of
       options granted during 2001                                   $   0.31
                                                                     -----------
     Weighted-average fair value of
       options granted during 2000                                   $   0.71
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

                            COMC, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

     The following table summarizes information about stock options outstanding as of December 31, 2001:




                               Options Outstanding                     Options
                     ----------------------------------------        Exercisable
                                     Wtd. Avg.                 -----------------------
      Range of                       Remaining     Wtd.-Avg.                Wtd.-Avg.
      Exercise         Number       Contractual    Exercise      Number     Exercise
       Prices        Outstanding        Life        Prices      Exercise     Prices
     ---------------------------------------------------------------------------------

     $0.01-0.10       3,564,987       7.8 years     $  0.08     3,564,987    $  0.08
      0.11-0.30       1 350,000       0.9 years        0.30       800,000       0.30
      0.31-0.50         190,000       7.9 years        0.50        82,000       0.50
      0.51-1.00         216,200       3.3 years        0.98       193,400       0.99
                      ---------                     -----------------------------------
                      5,321,187                     $  0.19     4,640,387    $  0.16
                      ---------                     -----------------------------------




     SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income (loss) and earnings
     (loss) per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No.123. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option pricing-model with the following weighted average assumptions used for grants in 2001 and 2000: dividend yield of 0; expected volatility of 170% and 208%; risk-free interest rate of 5.3% and 5.9%; and expected lives of five years for all plan options. Under the accounting provisions of SFAS No. 123, the Company's pro forma net loss and the basic and diluted net loss per common share would have been adjusted to the pro forma amounts below.

                                                    2001            2000
          ---------------------------------------------------------------------
          Net Income (loss):
            As reported                          $(828,700)       $ 980,300
            Pro forma                           (1,108,700)         910,700

          Basic earnings (loss) per share:
            As reported                              (0.05)            0.06
            Pro forma                                (0.06)            0.05

          Diluted earnings (loss) per share:
            As reported                              (0.05)            0.05
            Pro forma                                (0.06)            0.04


11. Concentration Financial instruments, which potentially subject the of Credit Risk Company to concentration of credit risk, consist principally of cash and cash equivalents, and trade receivables. The Company places its cash and cash equivalents with high quality financial institutions and, by policy, limits the amounts of credit exposure to any one financial institution.

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

                    For the year ended December 31, 2001, three customers accounted for approximately 45%, 22% and 10% of total revenues, with related accounts receivable as of December 31, 2001 representing approximately 36%, 40% and 13%, respectively of net accounts receivable.

                    For the year ended December 31, 2000, one customer accounted for approximately 67% of total revenues, with related accounts receivable as of December 31, 2000 representing approximately 68% of net accounts receivable.

                    The concentrations of revenues and related receivables as of and for the year ended December 31, 2001 as described above expose the Company to a relatively greater degree of risk of loss than would be the case with greater customer diversification.


12.  Segment        The Company  operates  in two  industry  segments:  Data and
     Information    Voice Services and Recruitment Services.

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

                            COMC, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Summarized financial information concerning the operating segments in which the Company operated as of December 31, 2001 and 2000, and for each of the years then ended is shown in the following tables:

                                                             December 31,
                                                  ------------------------------
Operating Segments                                    2001             2000
--------------------------------------------------------------------------------
Revenue:
     Data and Voice Services ...............     $ 20,055,800      $ 27,413,500
     Recruitment Services ..................        3,273,700         2,964,300
     Corporate .............................               --                --
--------------------------------------------------------------------------------
                                                 $ 23,329,500      $ 30,377,800
================================================================================
Income (loss) from operations:
     Data and Voice Services ...............     $    937,900      $  4,946,200
     Recruitment Services ..................          103,200           165,600
     Corporate .............................       (1,720,600)       (2,856,100)
--------------------------------------------------------------------------------
                                                 $   (679,500)     $  2,255,700
================================================================================
Total assets:
     Data and Voice Services ...............     $  5,684,100      $  9,947,300
     Recruitment Services ..................          209,000           697,000
     Corporate .............................          110,800            79,200
--------------------------------------------------------------------------------
                                                 $  6,003,900      $ 10,723,500
================================================================================
Expenditures for long-lived assets:
     Data and Voice Services ...............     $     93,800      $    794,800
     Recruitment Services ..................               --            16,000
     Corporate .............................               --                --
--------------------------------------------------------------------------------
                                                 $     93,800      $    810,800
================================================================================
Depreciation and amortization:
     Data and Voice Services ...............     $    322,400      $    228,700
     Recruitment Services ..................            2,500             2,500
     Corporate .............................           11,200            38,600
--------------------------------------------------------------------------------
                                                 $    336,100      $    269,800
================================================================================




               The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no inter-segment sales. Long-term assets are made up of property and equipment and other assets. Corporate services, consisting of general and administrative services are provided to the segments from a centralized location. In addition, substantially all of the sales and recruiting workforce is contained in the Data and Voice Services segment. Costs associated with the sales and recruiting workforce are allocated to the Recruitment Services segment based generally on forecasted revenues.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                COMC, INC.

                                By: /s/ George L. Camberis
                                   -------------------------------
                                   George L. Camberis CFO

Dated: April 15, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of April 15, 2002 by the following persons on behalf of Registrant and in the capacities indicated.

                                   /s/ John Ackerman
                                   -------------------------------
                                   John J. Ackerman, Director

                                   /s/ Paul Bakker
                                   -------------------------------
                                   Paul M. Bakker, Director

                                   /s/ Matt Burns
                                   -------------------------------
                                   William M. Burns, Chairman

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

10.06 Stock Option Agreement by and between COMC and Mr. Lincoln dated August 10, 1999.(4)

10.07 Stock Option Agreement by and between COMC and Mr. Smith dated August 10, 1999.(4)

10.08 Stock Option Agreement by and between COMC and Gramercy dated August 10, 1999.(4)

10.09 Registration Rights Agreement by and between COMC, Messrs. Burns, Lincoln and Smith dated August 10, 1999.(4)


                                       A-1


10.10 Form of Stock Purchase Agreement between COMC and Investors

10.11 Form of Registration Rights Agreement between COMC and Investors

10.12 Form of Amendment to William M. Burns Loan and employment agreement with COMC

10.13 Form of Amendment to Christopher R. Smith employment agreement with COMC

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