Form 10QSB
period 2002-03-31
COMC INC
filed 2002-05-15
CIK 754568

================================================================================

                     THE SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X[ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: March 31, 2002

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

                                 Yes [X]     No [ ]

      As of May 15, 2002 a total of 25,523,958 shares of COMC's common stock were issued; 21,812,721 shares of COMC's common stock were outstanding, and 3,801,237 shares of COMC's common stock are held in treasury.

          Transitional Small Business Disclosure Format. Yes [ ] No [X]

================================================================================

                                Table of Contents

                                      10QSB

PART I. Financial Information...............................................   2
Item 1. Financial Statements................................................   2
     Consolidated Balance Sheets............................................   2
     Consolidated Statement of Operations...................................   3
     Consolidated Statement of Cash Flows...................................   4
Item 2. Management Discussion and Analysis .................................   5

Part II. Other Information..................................................   8
Item 1. Legal Proceedings...................................................   8
Item 2. Changes in Securities...............................................   9
Item 3. Defaults Upon Senior Securities.....................................   9
Item 4. Submission of Matters to a Vote of Security Holders.................   9
Item 5. Other Information...................................................   9
Item 6. Exhibits and Reports on Form 8-K....................................   9

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                            COMC, Inc. and Subsidiary

                           Consolidated Balance Sheets

                                                       March 31,    December 31,
                                                          2002          2001
--------------------------------------------------------------------------------
                                                      (Unaudited)
Assets

Current:
  Cash and cash equivalents                          $   153,400    $   200,700
  Accounts receivable, less allowance for
    doubtful accounts of $75,000
    and $75,000, respectively                          2,191,900      3,375,200
  Unbilled receivables, net                              995,700        635,000
  Inventories                                            177,000        198,900
  Prepaid expenses and other current assets              212,500         84,600
  Refundable income taxes                                608,500        404,100
  Deferred income taxes                                  129,900        129,900
--------------------------------------------------------------------------------
Total Current Assets                                   4,468,900      5,028,400
Property and Equipment, net                              823,600        900,200
Other Assets                                              81,600         75,300
--------------------------------------------------------------------------------
Total Assets                                          $5,374,100     $6,003,900
--------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

Current Liabilities:
  Bank borrowings                                    $ 1,196,700    $ 1,663,200
  Accounts payable                                       507,200        852,500
  Accrued expenses                                       801,100        916,100
  Current portion of long-term debt                       22,400         25,500
--------------------------------------------------------------------------------
Total Current Liabilities                              2,527,400      3,457,300
Long-term Debt, less current portion                       8,700         12,300
Related Party Notes Payable                              750,000        750,000
Deferred Income Taxes                                     72,000         72,000
--------------------------------------------------------------------------------
Total Liabilities                                      3,358,100      4,291,600
--------------------------------------------------------------------------------

Commitments and Contingencies
Shareholders' Equity:
  Common stock, $.01 par value; 40,000,000 shares
    authorized; 25,513,958 and 21,193,991 shares issued;
    21,712,721 and 17,392,754 shares outstanding,
    respectively                                         255,100        211,900
Additional paid-in capital                            16,307,300     15,727,500
Accumulated deficit                                  (12,294,200)   (11,974,800)
Treasury stock at cost; 3,801,237 and
  3,801,237 shares, respectively                      (2,252,300)    (2,252,300)
--------------------------------------------------------------------------------
Total Shareholders' Equity                             2,016,000      1,712,300
--------------------------------------------------------------------------------
                                                      $5,374,100     $6,003,900
--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                            COMC, Inc. and Subsidiary

                      Consolidated Statement of Operations

Three Months Ended March 31,                            2002           2001
--------------------------------------------------------------------------------
                                                     (Unaudited)    (Unaudited)
Revenues:
  Data and voice services                             $3,227,900     $6,149,600
  Recruitment services                                   127,500      1,021,000
--------------------------------------------------------------------------------
                                                       3,355,400      7,170,600
--------------------------------------------------------------------------------

Cost of Revenues:
  Data and voice services                              2,034,400      4,343,800
  Recruitment services                                   110,900        718,400
--------------------------------------------------------------------------------
                                                       2,145,300      5,062,200
--------------------------------------------------------------------------------

Gross Profit                                           1,210,100      2,108,400
--------------------------------------------------------------------------------
Operating Expenses:
  Selling, general, and administrative                 1,573,800      2,396,000
  Noncash expenses:
    Depreciation and amortization                         78,400         87,000
--------------------------------------------------------------------------------
                                                       1,652,200      2,483,000
--------------------------------------------------------------------------------

Loss From Operations                                    (442,100)      (374,600)
--------------------------------------------------------------------------------
Other Income (Expense):
  Interest income                                             --            400
  Interest expense                                       (36,500)       (67,800)
  Interest expense, related party                        (21,700)       (25,200)
  Other                                                  (23,400)         1,700
--------------------------------------------------------------------------------
                                                         (81,600)       (90,900)
--------------------------------------------------------------------------------
Loss Before Provision Benefit for
  Income Taxes                                          (523,700)      (465,500)
Provision Benefit for Income Taxes                      (204,400)           --
--------------------------------------------------------------------------------
Net Loss                                              $ (319,300)    $ (465,500)
--------------------------------------------------------------------------------
Basic and Diluted Loss Per Common Share                   $(0.02)        $(0.03)
--------------------------------------------------------------------------------
Basic Weighted-Average Common
  Shares Outstanding                                  20,199,399     17,392,754
Diluted Weighted-Average Common
  Shares Outstanding                                  24,839,786     22,033,141
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            COMC, Inc. and Subsidiary

                      Consolidated Statement of Cash Flows


Three Months Ended March 31,                            2002           2001
--------------------------------------------------------------------------------
                                                     (Unaudited)    (Unaudited)

Cash Flows From Operating Activities:
  Net (Loss) Income                                   $ (319,300)   $  (465,500)
  Adjustments to reconcile net (loss) income
   to net cash used in operating activities:
     Depreciation and amortization                        78,400         87,000
     Amortization of deferred finance charge               6,500          2,500
     Changes in operating assets and liabilities:
      Accounts receivable                                822,600        486,400
      Inventories                                         21,900       (122,400)
      Prepaid expenses and other current assets         (127,900)        16,500
      Accounts payable                                  (345,300)       718,500
      Accrued expenses                                   (51,200)        58,500
      Income taxes payable/refundable                   (204,400)           --
      Customer deposits                                       --     (2,580,000)
      Other current liabilities                          (63,800)           --
--------------------------------------------------------------------------------
Net Cash Used in Operating Activities                   (182,500)    (1,798,500)
--------------------------------------------------------------------------------
Cash Flows From Investing Activities:
  Deposits                                               (13,300)       (10,200)
  Purchase of property and equipment                      (1,300)       (65,100)
--------------------------------------------------------------------------------
Net Cash Used In by Investing Activities                 (14,600)       (75,300)
--------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Sale of common stock, net of offering costs            623,000            --
  Advances from bank loans                             6,648,400      6,125,000
  Repayments on bank loans                            (7,114,900)    (4,378,000)
  Payments for long-term debts                            (6,700)        (6,700)
--------------------------------------------------------------------------------
Net Cash Provided By Financing
  Activities                                             149,800      1,740,300
--------------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents                (47,300)      (133,500)
Cash and Cash Equivalents, beginning of period           200,700        331,500
--------------------------------------------------------------------------------
Cash and Cash Equivalents, end of period              $  153,400    $   198,000
--------------------------------------------------------------------------------
Cash Paid For:
   Interest                                           $  115,500    $    67,800
   Income taxes                                       $    3,700    $       --
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

1. BASIS OF PRESENTATION

         The interim consolidated financial statements presented have been prepared by COMC, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2002 and 2001, (b) the Company's financial position at March 31, 2002 and
(c) the cash flows for the three months ended March 31, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

         The consolidated balance sheet presented as of December 31, 2001 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's 2001 Annual Report on Form 10-KSB filed on April 16, 2002.

2. BANK BORROWINGS

         The Company has secured a $2,000,000 revolving line of credit under a Revolving Credit Loan & Security Agreement (the "Agreement") with Comerica Bank (the "Bank") that expires in February 2003. The borrowings under the Agreement are limited to no more than 80% of our eligible accounts receivable (as defined in the Agreement), bear interest at the Bank's prime rate plus 2.0% (6.75% as of March 31, 2002) and are collateralized by our accounts receivable, inventories, and property and equipment. The Agreement contains certain restrictive covenants, which require, among other things, that the Company maintain certain financial ratios pertaining to tangible net worth (as defined in the Agreement), debt to tangible net worth (as defined in the Agreement), and current ratio, and maintain certain minimum levels of tangible net worth (as defined in the Agreement) and net income (as defined in the Agreement). We were not profitable in the first quarter this year and did not meet the covenants pertaining to net income and current ratio (as defined in the Agreement). The Bank waived the net income covenant and current ratio for the first quarter of 2002. If we are unable to satisfy all financial covenants in the future, we will be in default and the Bank will have the right to exercise various remedies afforded under the Agreement, including the right to demand immediate payment in full of the then outstanding balance under the line of credit. If this were to occur, management believes that we could obtain alternative sources of financing, based on discussions with other lenders in the business community. However, obtaining such alternative sources of financing may prove costly and, should such alternative financing not be readily available, any resulting temporary lack of available financing could have a materially unfavorable effect on our financial statements. Our long-term prospects are dependent upon a return to profitability and/or the ability to raise additional capital as necessary to finance future growth and acquisitions. As of March 31, 2002, the outstanding balance under the line of credit was $1,196,700, and $297,100 was available under the line of credit.

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

Results of Operations:

Dollars in Thousands            Quarters ended
--------------------               March 31:
                                2002       2001
                                ----       ----
     Net Revenues
     ------------
     Data & Voice Services     $3,228     $6,150
     Recruitment Services         127     $1,021
     --------------------      ------     ------
        Total Revenues         $3,355     $7,171

         Our revenues were $3,355,400 and $7,170,600 for the three months ended March 31, 2002 and 2001, respectively, representing a decrease of 53.2%. This decrease was due primarily to a 47.5% decrease in Data and Voice Services revenue for the period, and a 87.6% decrease in Recruitment Services revenue. Compared with revenue of $4,243,700 generated in the fourth quarter ended December 31, 2001, our first quarter revenue declined 20.9%. Data and Voice Services continued to show the effects of a significant decline in project work relating to one of our larger existing clients. We have reduced our Recruitment Services Division to reflect the overall weakness in the industry.

Dollars in Thousands                Quarters ended March 31:
--------------------
                                          Gross             Gross
                                         Profit            Profit
                                    2002 Margin     2001   Margin
                                    ---- ------     ----   ------
     Gross Profits
     -------------
     Data & Voice Services        $1,193   37.0%   $1,806   29.4%
     Recruitment Services         $   17   13.0%   $  302   29.6%
     ---------------------        ------   ----    ------   ----
     Total Gross Profits          $1,210   36.1%   $2,108   29.4%

         Cost of revenues was $2,145,300 and $5,062,200 for the three months ended March 31, 2002 and 2001, respectively, representing a decrease of 57.6%. Conversely, our Gross profit for the comparable periods was $1,210,100 and $2,108,400, respectively, representing a decrease of 42.6%. Gross profit and margin for Data and Voice Services was $1,193,500 and 37.0%, respectively, for the three months ended March 31, 2002 as compared with $1,805,800 and 29.4%, respectively, for the three months ended March 31, 2001. The increase in margin was due to a lack of expensive subcontracted labor on out-of-area projects. Gross profit and margin for Recruitment Services were $16,600 and 13.0%, respectively for the three months ended March 31, 2002 as compared with $302,600 and 29.6%, respectively for the three months ended March 31, 2001. The decrease in margin was due to a lower percentage of permanent placement revenue as compared to the prior period, which had a significantly higher contribution margin.

         Selling, general and administrative ("SG&A") expenses decreased 34.3% from $2,396,000 for the three months ended March 31, 2001 to $1,573,800 for the three months ended March 31, 2002. This also compares with $1,484,000 of similar expense in the previous quarter ended December 31, 2001, or an increase of 6.1%. The decrease in year over year comparable quarters was due to the reductions that we instituted over the 3rd and 4th quarters of 2001 in response to the overall softness in the economy. The increase from the previous quarter was caused by a reduction of the bad debt allowance (and related expense) by $119,000 in the previous quarter.

         Also included in our SG&A expenses are our holding company expenses, which decreased by $30,800 from $200,800 for the three months ended March 31, 2001 to $170,000 for the three months ended March 31, 2001. Our prior quarter holding company expenses were $151,800 for the period ended December 31, 2001. The increase in expense was due to filing and legal fees incurred in the quarter. SG&A expenses for ICF's operations decreased from $2,195,200 for the three months ended March 31, 2001 to $1,403,800 for the three months ended March 31, 2001.

         Depreciation and amortization expenses were $78,400 and $87,000 for the three months ended March 31, 2002 and 2001, respectively. This decrease was due to minimal purchases of field service and office equipment. We expect that depreciation will continue to decrease in dollar terms as a result of a reduction in investments in capital equipment required to support the business.

Dollars in Thousands                             Quarters ended
--------------------                                March 31:
                                                2002       2001
                                                ----       ----
Operating Loss Before
  Depreciation and Amortization                ($364)     ($288)

         Operating Loss Before Depreciation and Amortization ("EBITDA") decreased to a loss of $363,700 for the three months ended March 31, 2002 from a loss of $287,600 for the three months ended March 31, 2001.

         EBITDA represents income before deductions for interest, taxes, depreciation and amortization and other income (expense). EBITDA has been presented because we believe it is commonly used by investors to analyze operating performance and to determine a company's ability to incur or service indebtedness. EBITDA should not be considered in isolation or as a substitute for net income, cash flow from operations or any other measure of income or cash flow that is prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. In addition, our definition of EBITDA may not be identical to similarly entitled measures used by other companies.

         Interest Income decreased from $400 for the three months ended March 31, 2001 to $0 for the three months ended March 31, 2002 due to lower average daily cash balances, with earned interests rates remaining relatively constant throughout the comparable periods.

         Interest expense decreased for the three months ended March 31, 2002 to $58,200 from $93,000 for the three months ended March 31, 2000, due to decreased borrowing. Our related party interest expenses declined from $25,200 to $21,700, for the quarters ended March 31, 2001 and 2002. We did experience a significant decreased in comparable borrowing under our working capital line of credit, which resulted in a decrease in interest expense from $67,800 to $36,500, respectively, for the quarters ended March 31, 2001 and 2002.

         Other Income (Expense) is comprised mostly of bank fees and charges associated with our line of credit, offset by miscellaneous income for the period, which resulted in expense of $23,400 for the three months ended March 31, 2002, versus income of $1,700 for the three months ended March 31, 2001.

         An income tax benefit of $204,400 was taken for the three months ended March 31, 2002 due to losses for the quarter, versus zero provision against losses for the quarter ended March 31, 2001. We have provided a valuation allowance in our deferred tax assets to the extent that management is unable to conclude that it is more likely than not that such deferred tax assets will be realized. During the quarter ended March 31, 2001, the Company provided a valuation allowance on all of the deferred tax asset associated with the losses incurred during the quarter.

         Net Loss decreased to a loss of $319,300, or ($0.02) per share, fully-diluted, for the three months ended March 31, 2002 versus Net Loss of $465,500, or ($0.03) per share, fully diluted, for the three months ended March 31, 2001.

Liquidity and Capital Resources

         Cash and cash equivalents decreased to $153,400 at March 31, 2002 compared to $200,700 at December 31, 2001.

         Cash Flows From Operating Activities. For the three months ended March 31, 2002, cash consumed by operating activities was $182,500 which resulted primarily from our net loss for the first three months of $319,300, increased by non-cash charges of $84,900, and by our decline in operating assets of $505,200, and decreased by our decline in liabilities, primarily payables, of $462,300.

         Accounts receivable decreased by $822,600 due to increased collection activity in the first three months of 2002. Payables and accruals decreased $398,500 due to a reduction in purchases and accrued payroll.

         Cash Flows From Investing Activities. For the three months ended March 31, 2002, net cash used for investing activities was $14,600 as a result of $1,300 in new equipment purchases, and deposit increases of $13,300.

         Cash Flows From Financing Activities. For the three months ended March 31, 2001, net cash provided by our financing activities was $149,800, due primarily to the sale of common stock of $623,000 offset by a reduction in our line of credit of $466,500, and by a reduction in long term debt of $6,700.

         Our long-term liabilities include $750,000 in Related Party Notes Payable. Interest is accruing at 8% per annum on these Notes and is paid monthly.

         Our net working capital at March 31, 2002 was a positive $1,941,500, an increase of $370,400 from December 31, 2001. We believe that our current cash flows from operations plus our present sources of liquidity from current assets, and funds from our Line of Credit Facility, will be sufficient to finance operations for the foreseeable future and meet our short-term obligations.

         We have depended on a few large customers for the majority of our revenue to date. A loss of any one could have a material effect on our liquidity. While from time to time we may experience delays in the collection of our accounts receivable from our major customers, due to the quality of our major customers, the collectability of accounts receivable has not been a problem.


Part II. OTHER INFORMATION

Item 1. Legal proceedings

         We settled one legal proceeding during the first quarter of the year and are currently involved in two other separate legal proceedings. The settled matter involved a claim with a former municipal customer, the City of Los Angeles, for failure to pay invoices in the approximate amount of $140,000. These invoices related to work we performed in 1998 and 1999. The settlement that was reached insures that the total amount of the invoices will be paid to us by the City of Los Angeles. In January of 2002, ICF received full payment on this proceeding.

         On July 25, 2001, Metropolitan Talent Agency ("Metropolitan") filed a complaint against ICF Communication Solutions, Inc. ("ICF") (a wholly-owned subsidiary of COMC, Inc.) in Los Angeles Superior Court, claiming breach of contract and negligence. The complaint alleges that ICF breached a purported contract to maintain Metropolitan's telephone system and that this breach harmed Metropolitan's business.

         ICF has vigorously defended against Metropolitan's claims. On December 18, 2001, ICF filed a motion for judgment on the pleadings on Metropolitan's negligence claim. The Court heard, and granted, ICF's motion on March 6, 2002. It dismissed Metropolitan's negligence claim with prejudice and did not allow Metropolitan leave to amend the complaint. The only remaining claim in the case is Metropolitan's breach of contract claim. ICF believes that the contract claim is entirely without merit due in part to the fact that Metropolitan never directly entered into a contract with ICF and never paid ICF directly for its services. ICF plans to file a summary judgment motion on Metropolitan's breach of contract claim in May 2002.

         A trial date has been set for June 19, 2002.

         On August 8, 2001, an ICF employee filed a complaint against Starbucks Corporation and Wells Fargo Bank (Defendants) in San Francisco Superior Court, claiming that the employee suffered wage loss, hospital and medical expenses, general damage and loss of earning capacity in unspecified amounts.

         On March 7, 2002, the defendants filed an amendment to the cross-complaint, identifying ICF Communications Solutions, Inc. (ICF) as fictitiously named cross-defendant Roe 1.

         ICF has filed a demurrer to the amended cross-complaint, which is scheduled for hearing by the court on May 23, 2002. ICF also intends to file a motion to bifurcate the amended cross-complaint or, alternatively, to continue the trial.

         COMC's insurance representative has orally advised us that it will provide a defense to ICF on the amended cross-complaint; however, it has not provided written confirmation of its position regarding the amended cross-complaint. We are unaware whether the defense of these claims will be accepted subject to a reservation of rights. ICF intends to vigorously defend against these claims.

Item 2. Changes in Securities

         At the Board of Directors Meeting on November 11, 2001, our Board authorized management to raise up to $3,000,000 of equity from the sale of Common Stock in COMC at a price equal to or greater than $.15 per share. From February 14, 2002 through April 2, 2002, we raised approximately $650,000 through a private placement of 4,329,967 shares of our common stock for $.15 per share with various accredited investors (the "Investors"). The offering to the Investors was exempt from the regulation requirements of the Securities Act of 1933 pursuant to Regulation D, Rule 506.

Item 3. Defaults Upon Senior Securities

         The Company was not profitable in the first quarter of this year and did not meet the covenants pertaining to net income and current ratio (as defined in the Agreement). The Bank waived the net income covenant and current ratio for the first quarter of 2002.


Item 4. Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5. Other Information

         At the February 6, 2002 Board of Directors Meeting, Mr. John Ackerman stepped down as Chairman of the Board of COMC and was replaced by Mr. William M. Burns. Mr. Christopher Smith was named the CEO of ICF as well as holding that position with COMC.

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

            (2) By-laws, incorporated herein by reference to the Proxy Statement

      (b) No reports on Form 8-K were filed during the quarter for which this report is filed.


                                   SIGNATURES

Dated:  May 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of May 15, 2002 by the following persons on behalf of Registrant and in the capacities indicated.

                                    /s/ George L. Camberis
                                   -----------------------
                                   George L. Camberis, Chief Financial Officer,