Form 10KSB/A
period 2001-12-31
COMC INC
filed 2002-08-19
CIK 754568

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

      Sales and Marketing

      We have targeted and built a base of Fortune 1000 corporations as clients. The 1000 largest U.S. companies that we target as customers generally have annual budgets that range between $1 million and $100 million for the purchase of voice and data products and services to support their regional and national operations and communications, and to achieve efficiencies and cost savings. Other clients we target have budgets ranging from $300,000 to $1 million per year.

      We have found that long-term relationships based on quality customer service, short response time and competitive pricing are the most effective way of attaining our business objectives. Presently, we are balancing the expansion of our client base through a more targeted solicitation of new clients in our existing geographic markets, as well as strategic acquisitions into new geographic markets. Through a proactive campaign we will also cross-market telecommunication services with our clients in an attempt to capture a larger share of our clients' business. Our plan is to establish cross-marketing agreements with certain local and long distance carriers, hardware and software development companies, electrical service suppliers and custom data network consulting firms.

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

      For the twelve months ended December 31, 2001 and 2000, our revenues were $23,329,500 and $30,377,800, respectively, representing a 23% decrease. This decrease was due primarily to a 26.8% decrease in Data and Voice Services revenue for the year, offset by a 10.5% increase in Recruitment Services revenue. In 2001 and as with the industry in general, revenues were affected from the overall negative trends in the marketplace. Both Wells Fargo & Company and Bank of America deferred or cancelled major capital projects over the last half of 2001. The decline has been partially offset by an increase in maintenance revenue from our existing customers.

      In 2001, revenue from Wells Fargo & Company, Bank of America and Southwestern Bell Corporation accounted for approximately 45%, 22% and 10%, respectively of total revenues. Accounts receivable balances at December 31, 2001 from these three customers represented approximately 36%, 40% and 13%, respectively of net accounts receivable. In 2000, revenues from Wells Fargo & Company accounted for approximately 67% of total revenues. No other customer in 2000 accounted for more than 10% of total revenue.

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

      Cash Flows From Investing Activities: For the year ended December 31, 2001, net cash used for investing activities was $78,300 as a result of $93,800 in new equipment purchases and leasehold improvement, and deposit decreases of $13,400, offset by proceeds from sales of capital assets of $2,100. Other than purchases of tools, service vehicles, computers and leasehold improvements, the Company does not require any material commitments of capital resources. The Company's expenses are financed with cash generated from operations or borrowings under its line of credit facility.

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

                             Revenue Recognition

                             Revenues and related costs for short-term projects (i.e., generally projects with duration of less than one month) are recognized as the projects are completed. Revenues generated by certain long-term contracts are recognized principally on the percentage-of-completion method in the ratio that cost incurred bears to estimated cost at completion. Project costs comprise time and materials. Profit estimates are revised periodically based on changes in facts; any losses on contracts are recognized immediately. Revenue from claims is insignificant.

                             Revenue and related costs from recruitment services are recognized as services are provided.

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

                                COMC, INC.

                                By: /s/ George L. Camberis
                                   -------------------------------
                                   George L. Camberis, Chief Financial Officer

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

                                   /s/ Paul Bakker
                                   -------------------------------
                                   Paul M. Bakker, Director

                                   /s/ Matt Burns
                                   -------------------------------
                                   William M. Burns, Chairman

                                   /s/ Paul Graf
                                   -------------------------------
                                   Paul E. Graf, Director

                                   /s/ Patrick Guarino
                                   -------------------------------
                                   Patrick J. Guarino, Director

                                   /s/ Christopher Smith
                                   -------------------------------
                                   Christopher R. Smith, Director,
                                   Chief Executive Officer

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