Form 10QSB
period 2002-06-30
COMC INC
filed 2002-09-06
CIK 754568

THE SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: June 30, 2002

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           Commission File No. 0-16472

                                   COMC, INC.

             (Exact Name of Registrant as Specified in its Charter)


                 Delaware                            95-4628378
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

                             2840 Howe Road, Suite D
                           Martinez, California 94553
                    (Address of principal executive offices)


                                 (925) 335-4000
                           (Issuer's telephone number)

       Check whether the issuer filed all reports required to be filed by
                 Section 13 or 15(d) of the Securities Exchange

Act of 1934 during the past 12 months (or for such shorter Period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 15, 2002 a total of 25,523,958 shares of COMC's common stock were issued; 21,812,721 shares of COMC's common stock were outstanding, and 3,801,237 shares of COMC's common stock are held in treasury.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

                                Table of Contents

                                      10QSB

PART I. Financial Information................................................ 3
Item 1. Financial Statements................................................. 3
Consolidated Balance Sheets.................................................. 3
Consolidated Statements of Operations........................................ 4
Consolidated Statements of Cash Flows........................................ 5

Item 2. Management Discussion and Analysis................................... 7

Part II. Other Information...................................................10
Item 1. Legal Proceedings....................................................10
Item 2. Changes in Securities................................................11
Item 3. Defaults Upon Senior Securities......................................12
Item 4. Submission of Matters to a Vote of Security Holders..................12
Item 5. Other Information....................................................12
Item 6. Exhibits and Reports on Form 8-K.....................................12

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                            COMC, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                             June 30,      December 31,
                                                                              2002             2001
                                                                          ------------    ------------
                                                                           (Unaudited)
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                           $    165,200    $    200,700
       Accounts receivable, net of allowance for doubtful accounts of
         $75,000 and $75,000, respectively                                   1,244,800       3,375,200
      Unbilled Revenue, net                                                    643,100         635,000
      Inventories                                                              195,700         198,900
      Refundable income taxes                                                  496,300         404,100
      Deferred income taxes                                                    129,900         129,900
      Prepaid expenses and other current assets                                295,200          84,600
                                                                          ------------    ------------
             TOTAL CURRENT ASSETS                                            3,170,200       5,028,400
                                                                          ------------    ------------
 PROPERTY AND EQUIPMENT, Net                                                   884,400         900,200

 OTHER ASSETS
      Deferred Finance charges                                                   4,500          18,600
      Deposits                                                                  66,900          56,700
                                                                          ------------    ------------
             TOTAL OTHER ASSETS                                                 71,400          75,300
                                                                          ------------    ------------
             TOTAL ASSETS                                                 $  4,126,000    $  6,003,900
                                                                          ============    ============

 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
      Bank credit line payable                                            $    272,700    $  1,663,200
      Current portion of long-term debt                                         45,300          25,500
      Accounts payable                                                       1,112,200         852,500
      Accrued expenses                                                         728,100         849,300
      Accrued interest                                                           7,600          68,800
                                                                          ------------    ------------
             TOTAL CURRENT LIABILITIES                                       2,165,900       3,459,300
                                                                          ------------    ------------

 LONG-TERM DEBT, net of current portion                                        102,200          12,300
 NOTES PAYABLE TO STOCKHOLDERS                                                 750,000         750,000
 DEFERRED TAX                                                                   72,000          72,000
                                                                          ------------    ------------
 TOTAL LIABILITIES                                                           3,090,100       4,293,600
                                                                          ------------    ------------

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 40,000,000 shares authorized;
issued and outstanding 25,523,958 and 21,193,991 shares issued;
21,722,721 and 17,392,754 shares outstanding, respectively                     255,300         211,900

Additional paid-in capital                                                  16,310,300      15,727,500
Accumulated deficit                                                        (13,277,400)    (11,976,800)
Treasury Stock at cost; 3,801,237 and
  3,801,237 shares, respectively                                            (2,252,300)     (2,252,300)
                                                                          ------------    ------------
             TOTAL SHAREHOLDERS' EQUITY                                      1,035,900       1,710,300
                                                                          ------------    ------------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $  4,126,000    $  6,003,900
                                                                          ============    ============

          See accompanying notes to Consolidated Financial Statements.

                                    COMC, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended June 30,            Six Months Ended June 30,
                                                        ---------------------------            -------------------------
                                                            2002            2001                  2002            2001
                                                        ------------    ------------          ------------    ------------
                                                         (Unaudited)     (Unaudited)           (Unaudited)     (Unaudited)
REVENUES
     Data and voice services                            $  2,794,600    $  5,453,900          $  6,022,500    $ 11,603,400
     Recruiting services                                     132,500       1,404,600               260,000       2,425,600
                                                        ------------    ------------          ------------    ------------
                                                           2,927,100       6,858,500             6,282,500      14,029,000
COSTS AND EXPENSES:
     Cost of revenues -  Data and Voice services           1,910,700       3,645,900             3,945,100       7,989,600
     Cost of revenues -  Recruiting services                 108,100       1,172,200               219,000       1,890,600
                                                        ------------    ------------          ------------    ------------
           Gross profit                                      908,300       2,040,400             2,118,400       4,148,800
                                                        ------------    ------------          ------------    ------------

     Selling, general and administrative                   1,754,500       2,133,300             3,238,300       4,510,400
     Depreciation and amortization                            80,000          85,700               158,400         172,700
                                                        ------------    ------------          ------------    ------------
            TOTAL GENERAL AND ADMINISTRATIVE EXPENSES      1,834,500       2,219,000             3,486,700       4,683,100
                                                        ------------    ------------          ------------    ------------

LOSS FROM OPERATIONS                                        (926,200)       (178,600)           (1,368,300)       (534,300)
                                                        ------------    ------------          ------------    ------------

OTHER INCOME (EXPENSE):
     Interest income                                              --             100                    --             500
     Interest expense                                        (20,400)        (65,900)              (56,900)       (158,900)
     Interest expense, related party                         (21,500)        (19,400)              (43,200)        (38,300)
     Other                                                   (13,200)          3,800               (36,600)          5,500
                                                        ------------    ------------          ------------    ------------
            TOTAL OTHER INCOME (EXPENSE)                     (55,100)        (81,400)             (136,700)       (191,200)

LOSS BEFORE INCOME TAX BENEFIT                              (981,300)       (260,000)           (1,505,000)       (725,500)

INCOME TAX BENEFIT                                                --        (241,700)             (204,400)       (241,700)
                                                        ------------    ------------          ------------    ------------
NET LOSS                                                $   (981,300)   $    (18,300)         $ (1,300,600)   $   (483,800)
                                                        ============    ============          ============    ============

Basic Income (Loss) per Common Share                    $      (0.05)   $      (0.00)         $      (0.06)   $      (0.03)
Diluted Income (Loss) per Common Share                  $      (0.05)   $      (0.00)         $      (0.06)   $      (0.03)

Basic Weighted-Average Common Shares Outstanding          21,722,700      17,392,700            20,944,700      17,392,700
Diluted Weighted-Average Common Shares Outstanding        21,722,700      17,392,700            20,944,700      17,392,700



          See accompanying notes to Consolidated Financial Statements.

                           COMC, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 and 2001

                                                                  2002           2001
                                                              -----------    -----------
                                                              (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                 $(1,300,600)   $  (483,800)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
              Depreciation and amotization                        157,200        185,600
              Amortization of deferred finance charge              14,100              0
              Changes in operating assets and liabilities:
                  Accounts receivable                           2,122,300      2,417,800
                  Inventories                                       3,200       (106,400)
                  Prepaid expenses and other current assets      (210,600)        47,200
                  Deferred income taxes                                 0         25,100
                  Accounts payable                                259,700     (1,061,300)
                  Accrued expenses                               (180,400)       328,900
                  Income taxes payable/refundable                 (94,200)      (266,800)
                  Customer deposits                                     0     (2,580,000)
                  Other current liabilities                             0              0
                                                              -----------    -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               770,700     (1,493,700)
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Deposits                                                     (10,200)       (10,300)
     Purchases of property and equipment                          (12,000)       (75,700)
                                                              -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                             (22,200)       (86,000)
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock, net of offering costs                  626,200              0
     Advances from bank loans                                  10,082,300     14,647,900
     Repayments from bank loans                               (11,472,800)   (13,343,800)
     Payments of long-term debts                                  (19,700)             0
                                                              -----------    -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES              (784,000)     1,304,100
                                                              -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (35,500)      (275,600)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    200,700        331,500
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $   165,200    $    55,900
                                                              -----------    -----------
CASH PAID FOR:
    Interest                                                  $   103,100    $    86,600
    Income taxes                                              $         0    $         0
NONCASH INVESTING ACTIVITIES:
    Equipment under capital leases                            $   129,400    $         0


           See accompanying notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

The interim consolidated financial statements presented have been prepared by COMC, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary to state fairly the results for the periods presented. Interim results are not necessarily indicative of results for a full year.

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

2. BANK BORROWINGS

The Company has secured a $2,000,000 revolving line of credit under a Revolving Credit Loan & Security Agreement (the "Agreement") with Comerica Bank (the "Bank") that expires in February 2003. The borrowings under the Agreement are limited to no more than 80% of our eligible accounts receivable (as defined in the Agreement), bear interest at the Bank's prime rate plus 2.0% (6.75% as of June 30, 2002) and are collateralized by our accounts receivable, inventories, and property and equipment. The Agreement contains certain restrictive covenants, which require, among other things, that the Company maintain certain financial ratios pertaining to tangible net worth (as defined in the Agreement), debt to tangible net worth (as defined in the Agreement), and current ratio, and maintain certain minimum levels of tangible net worth (as defined in the Agreement) and net income (as defined in the Agreement). The Company was not profitable in the first six months of this year and did not meet the covenants pertaining to net income and current ratio (as defined in the Agreement). The Bank waived the net income covenant and current ratio for the first quarter of 2002, but has not yet provided a waiver for the second quarter. If the Company is unable to satisfy all financial covenants in the future, it will continue to be in default and the Bank will have the right to exercise various remedies afforded under the Agreement, including the right to demand immediate payment in full of the then outstanding balance under the line of credit. If this were to occur, management believes that the Company could obtain alternative sources of financing, based on discussions with other lenders in the business community. However, obtaining such alternative sources of financing may prove costly and, should such alternative financing not be readily available, any resulting temporary lack of available financing could have a materially unfavorable effect on our financial statements. Our long-term prospects are dependent upon a return to profitability and/or the ability to raise additional capital as necessary to finance operations, future growth and acquisitions. As of June 30, 2002, the outstanding balance under the line of credit was $272,700, cash balances were $165,200, and $432,100 was available under the line of credit.

3. CHANGES IN SECURITIES

At the Board of Directors Meeting on November 11, 2001, the Company's Board authorized management to raise up to $3,000,000 of equity from the sale of Common Stock in COMC at a price equal to or greater than $.15 per share. From February 14, 2002 through April 2, 2002, the Company raised approximately $650,000 through a private placement of 4,329,967 shares of the Company's common stock for $.15 per share with various accredited investors (the "Investors"). The offering to the Investors was exempt from the regulation requirements of the Securities Act of 1933 pursuant to Regulation D, Rule 506.

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

Our assets are our employees. Our investments are in our employees. We do not design or take the research and development risk borne by the manufacturers of the equipment we service and install. We continue to invest in the latest training and certification for data products designed by Cisco Systems, Inc., Avaya, Inc., and 3Com, as well as voice products by Avaya, Inc. and Nortel Networks, Inc.

Results of Operations:

Dollars in Thousands             Quarters ended             Six Months ended
--------------------                June 30:                    June 30:
                                2002          2001          2002          2001
                                ----          ----          ----          ----
Net Revenues

Data & Voice Services          $2,795        $5,454        $6,023       $11,603
Recruitment Services             $133        $1,405          $260       $ 2,426
                                  ---        ------           ---        ------
          Total Revenues       $2,927        $6,859        $6,283       $14,029

           Our revenues were $2,927,100 and $6,858,500 for the three months ended June 30, 2002 and 2001, respectively, representing a decrease of 57.3%. This decrease was due primarily to a 48.8% decrease in Data and Voice Services revenue for the period, and a 90.6% decrease in Recruitment Services revenue. Data and Voice Services continued to show the effects of significant declines in demand for telecommunications installation projects from several of our larger clients, offset slightly by a modest increase in maintenance and repair. While we have maintained a minimal presence in the information technology recruitment industry, we have reduced our Recruitment Services Division staffing to reflect the overall weakness in that industry.

         For the first six months ended June 30, 2002, Data and Voice Services revenue declined 48.1% and Recruitment Services Revenue declined 89.3% compared to the six month period ended June 30, 2001. Total revenues declined 55.2% for the comparable period.

Dollars in Thousands                Quarters ended June 30:                   Six Months ended June 30:
                                 -----------------------                      -------------------------

                                       Gross                 Gross                  Gross                 Gross
                                      Profit                Profit                 Profit                Profit
                             2002     Margin      2001      Margin        2002     Margin      2001      Margin
                             ----     ------      ----      ------        ----     ------      ----      ------
Gross Profits
Data & Voice Services        $884      31.6%    $1,808      33.2%        $2,077     34.4%    $3,614      31.1%
Recruitment Services          $24      18.4%      $232      16.5%        $   41     15.7%    $  535      22.0%
                              ---      -----      ----      -----        ------    ------    ------      -----

Total Gross Profits          $908      31.0%    $2,040      29.7%        $2,118     33.7%   $4,149      29.6%

           Cost of revenues was $2,018,800 and $4,818,100 for the three months ended June 30, 2002 and 2001, respectively, representing a decrease of 58.1%. Conversely, our Gross Profit for the comparable periods was $908,300 and $2,040,400, respectively, representing a decrease of 55.5%. Gross Profit and Margin for Data and Voice Services was $883,900 and 31.6%, respectively, for the three months ended June 30, 2002 as compared with $1,808,000 and 33.2%, respectively, for the three months ended June 30, 2001. The decrease in margin was due to increased competitive pricing from prior periods. Gross Profit and Margin for Recruitment Services were $24,400 and 18.4%, respectively for the three months ended June 30, 2002 as compared with $232,400 and 16.5%, respectively for the three months ended June 30, 2001. The increase in margin was due to an average higher markup on contract employees versus the prior comparable period.

         Cost of revenues was $4,164,100 and $9,880,200 for the six months ended June 30, 2002 and 2001, respectively. Our Gross Profit for the comparable six month period was $2,118,400 and $4,148,800, respectively, or a decline of 48.9%. Our Data and Voice Services Gross Profit Margin increased to 34.4% from 31.1% while Gross Profits decreased by 42.5% on reduced revenues. Gross Profit Margins increased due to a reduction in unfavorable subcontracting labor in the first quarter of 2002 compared with 2001. Our Recruitment Service Gross Profit Margin decreased to 15.7% from 22.0% while Gross Profits decreased 92.3% from reduced revenue and declining Gross Profit Margins.

         Selling, general and administrative ("SG&A") expenses decreased 17.8% from $2,133,300 for the three months ended June 30, 2001 to $1,754,500 for the three months ended June 30, 2002. This also compares with $1,573,800 of similar expense in the previous quarter ended March 31, 2002, or an increase of 11.5% The decrease in year over year comparable quarters was due to our continuing reductions in fixed operating expenses in response to the overall weakness in the economy, as well as our reductions in revenue and gross profits. The increase from the previous quarter was caused by a substantial increase in legal expenses which increased by over $200,000 in the quarter.

         Also included in our SG&A expenses are our holding company expenses, which decreased by $30,800 from $214,500 for the three months ended June 30, 2001 to $183,700 for the three months ended June 30, 2002. Our prior quarter holding company expenses were $169,900 for the period ended March 31, 2001. The decrease in expense from the prior year's comparable period was due to reduced filing and legal fees incurred in the quarter. SG&A expenses for ICF's operations decreased from $1,918,800 for the three months ended June 30, 2001 to $1,480,800 for the three months ended June 30, 2002.

         Depreciation and amortization expenses were $80,000 and $85,700 for the three months ended June 30, 2002 and 2001, respectively. This decrease was due to minimal recent purchases of field service and office equipment. We expect that depreciation will continue to decrease in dollar terms as a result of a reduction in investments in capital equipment required to support the business.

         For the six months ended June 30, 2002 and 2001, SG&A declined 26.2% to $3,328,300 from $4,510,400, respectively. Depreciation and amortization were $158,400 and $172,700, respectively, or a decrease of 8.3%

         Interest Income decreased from $100 for the three months ended June 30, 2001 to $0 for the three months ended June 30, 2002 due to lower average daily cash balances.

         Interest expense decreased for the three months ended June 30, 2002 to $41,900 from $85,300 for the three months ended June 30, 2001, due to decreased borrowing and lower average interest rates on our line of credit facility. Our related party interest expenses increased from $19,400 to $21,500, for the quarters ended June 30, 2001 and 2002. We experienced a significant decrease in comparable borrowing under our working capital line of credit, which resulted in a decrease in interest expense from $65,900 to $20,400, respectively, for the quarters ended June 30, 2001 and 2002.

         Other Income (Expense) is comprised mostly of bank fees and charges associated with our line of credit, offset by miscellaneous income for the period, which resulted in expense of $13,200 for the three months ended June 30, 2002, versus income of $3,800 for the three months ended June 30, 2001.

         An income tax benefit of $241,700 was recognized for the three months ended June 30, 2001 due to losses for the quarter, versus zero amount recognized for the quarter ended June 30, 2002. We have provided a valuation allowance in our deferred tax assets to the extent we are unable to conclude that it is more likely than not that such deferred tax assets will be realized. During the quarter ended June 30, 2002, we provided a valuation allowance on all of the deferred tax asset associated with the losses incurred during the quarter.

         Net Loss increased to a loss of $981,300, or ($0.05) per share, fully-diluted, for the three months ended June 30, 2002 versus a Net Loss of $18,300, or ($0.00) per share, fully diluted, for the three months ended June 30, 2001.

         Net Loss incresed to a loss of $1,300,600 or ($0.06) per share, fully-diluted, for the six months ended June 30, 2002 versus a Net Loss of $483,800, or ($0.03) per share, fully diluted, for the six months ended June 30, 2001.

Liquidity and Capital Resources

         Cash and cash equivalents decreased to $165,200 at June 30, 2002 compared to $200,700 at December 31, 2001.

         Cash Flows From Operating Activities. For the six months ended June 30, 2002, cash used in operating activities was $770,700 which resulted primarily from our net loss for the first six months of $1,300,600, increased by non-cash charges of $171,300, and by our decline in operating assets of $1,914,900, and decreased by our decline in liabilities, primarily payables, of $14,900.

         Accounts receivable decreased by $2,122,300 due to increased collection activity in the first three months of 2002. Payables and accruals decreased $14,900 due to a reduction in purchases and accrued payroll.

         Cash Flows Used In Investing Activities. For the six months ended June 30, 2002, net cash used for investing activities was $22,200 as a result of new vehicles being leased and not purchased.

         Cash Flows Provided By Financing Activities. For the six months ended June 30, 2002, net cash was used in our financing activities of $784,000, due primarily to a reduction in our line of credit borrowings of $1,390,500, offset by the sale of common stock of $626,200 and by a decrease in long term debt of $19,700.

         Our long-term liabilities include $750,000 in Related Party Notes Payable. Interest is accruing at 8% per annum on these Notes and is paid monthly.

         Our net working capital at June 30, 2002 was a positive $1,004,300, a decrease of $564,800 from December 31, 2001. As of September 4, 2002 we have $382,300 available to borrow under our Line of Credit Facility. We believe that our current cash flows from operations plus our present sources of liquidity from current assets, and funds from our Line of Credit Facility, will be sufficient to finance operations for the foreseeable future and meet our short-term obligations.

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

         On July 25, 2001, Metropolitan Talent Agency ("Metropolitan") filed a complaint against ICF Communication Solutions, Inc. ("ICF") (a wholly-owned subsidiary of COMC, Inc.) in Los Angeles Superior Court, claiming breach of contract and negligence. The complaint alleged that ICF breached a purported contract to maintain Metropolitan's telephone system and that this breach harmed Metropolitan's business.

         On December 18, 2001, ICF filed a motion for judgment on the pleadings on Metropolitan's negligence claim. The Court heard, and granted, ICF's motion on March 6, 2002. It dismissed Metropolitan's negligence claim with prejudice and did not allow Metropolitan leave to amend the complaint. After engaging in four months of discovery, which included several depositions, document requests and interrogatories, ICF moved for summary judgment on Metropolitan's breach of contract claim. On June 10, 2002, a week before trial was scheduled to commence, the Court heard, and granted, ICF's summary judgment motion, finding no triable evidence to support Metropolitan's breach of contract claim. The Court entered judgment in favor of ICF on June 20, 2002.

         On July 3, 2002, ICF filed a Memorandum of Costs seeking to recover approximately $43,000 from Metropolitan in costs and expert fees. (Recovery of attorneys' fees is not permitted by statute.) The Court heard and denied Metropolitan's motion to dismiss ICF's costs on August 22, 2002, and awarded ICF those costs in full.

         Metropolitan has filed a Notice of Appeal apparently intending to challenge the trial court's rulings on ICF's motions for judgment on the pleadings and summary judgment. If Metropolitan pursues this appeal, ICF will defend itself vigorously as it did at the trial court level.

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

         Kemper Insurance has formally accepted ICF's tender of defense and has hired the law firm of Boornazian, Jensen and Garthe of Oakland, California to defend ICF on the cross-complaint of Wells Fargo. The insurance carriers for Wells Fargo and Starbucks have setteled the claim brought against them by ICF's former employee but Wells is continuing to seek indemnity from ICF under the terms of a contract entered into in March, 1999.

         It is ICF's position that the March, 1999 contract has no applicability to the claim by the former employee and that no indemnity is owed. The contractual and insurance coverage issues related to Wells Fargo's indemnity claim are somethat unclear, and it is likely that Kemper will seek to reach a compromise settlement with Wells Fargo's carrier rather than litigate the issue. There is presently no trial date set for the indemnity claim.

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

Item 3. Defaults Upon Senior Securities

         The Company was not profitable in the first six months of this year and did not meet the covenants pertaining to net income and current ratio (as defined in the Agreement). The Bank waived the net income covenant and current ratio for the first quarter of 2002, but has not yet provided a waiver for the second quarter.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

           At the February 6, 2002 Board of Directors Meeting, Mr. John Ackerman stepped down as Chairman of the Board of COMC and was replaced by Mr. William M. Burns. Mr. Christopher Smith was named the CEO of ICF as well as holding that position with COMC.

         On July 12, 2002, we terminated George Camberis, our Chief Financial Officer, as part of a general restructuring and downsizing. His departure was not performance related. The responsibilities and duties of the Chief Financial Officer were divided between Christopher Smith, our Chief Executive Officer, and Marc Dell'Immagine, our Controller and Accounting Manager. Christopher Smith will remain our acting Chief Financial Officer until a replacement is named.

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

(2)  By-laws, incorporated herein by reference to the Proxy Statement

(3) Exhibit 99.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of COMC, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Christopher R. Smith, Chief Executive Officer of the Company, certify, that to the best of my knowledge:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Company.


/s/ Christopher R. Smith
-----------------------------
Christopher R. Smith,
President and Chief Executive Officer
September 6, 2002


(4)   Exhibit 99.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of COMC, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Christopher R. Smith, Chief Financial Officer of the Company, certify that to the best of my knowledge:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Company.

/s/ Christopher R. Smith
-----------------------------
Christopher R. Smith,
Chief Financial Officer
September 6, 2002


(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Dated:  September 6, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of August 19, 2002 by the following persons on behalf of Registrant and in the capacities indicated.

                                 /s/ Christopher R. Smith

                                Christopher R. Smith, Chief Executive Officer, President and Acting Chief Financial Officer