Form 10QSB/A
period 2002-06-30
COMC INC
filed 2002-09-06
CIK 754568

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
                                                                          ============    ============

          See accompanying notes to Consolidated Financial Statements.

                                    COMC, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended June 30,            Six Months Ended June 30,
                                                        ---------------------------            -------------------------
                                                            2002            2001                  2002            2001
                                                        ------------    ------------          ------------    ------------
                                                         (Unaudited)     (Unaudited)           (Unaudited)     (Unaudited)
REVENUES
     Data and voice services                            $  2,794,600    $  5,453,900          $  6,022,500    $ 11,603,400
     Recruiting services                                     132,500       1,404,600               260,000       2,425,600
                                                        ------------    ------------          ------------    ------------
                                                           2,927,100       6,858,500             6,282,500      14,029,000
COSTS AND EXPENSES:
     Cost of revenues -  Data and Voice services           1,910,700       3,645,900             3,945,100       7,989,600
     Cost of revenues -  Recruiting services                 108,100       1,172,200               219,000       1,890,600
                                                        ------------    ------------          ------------    ------------
           Gross profit                                      908,300       2,040,400             2,118,400       4,148,800
                                                        ------------    ------------          ------------    ------------

     Selling, general and administrative                   1,754,500       2,133,300             3,328,300       4,510,400
     Depreciation and amortization                            80,000          85,700               158,400         172,700
                                                        ------------    ------------          ------------    ------------
            TOTAL GENERAL AND ADMINISTRATIVE EXPENSES      1,834,500       2,219,000             3,486,700       4,683,100
                                                        ------------    ------------          ------------    ------------

LOSS FROM OPERATIONS                                        (926,200)       (178,600)           (1,368,300)       (534,300)
                                                        ------------    ------------          ------------    ------------

OTHER INCOME (EXPENSE):
     Interest income                                              --             100                    --             500
     Interest expense                                        (20,400)        (65,900)              (56,900)       (158,900)
     Interest expense, related party                         (21,500)        (19,400)              (43,200)        (38,300)
     Other                                                   (13,200)          3,800               (36,600)          5,500
                                                        ------------    ------------          ------------    ------------
            TOTAL OTHER INCOME (EXPENSE)                     (55,100)        (81,400)             (136,700)       (191,200)

LOSS BEFORE INCOME TAX BENEFIT                              (981,300)       (260,000)           (1,505,000)       (725,500)

INCOME TAX BENEFIT                                                --        (241,700)             (204,400)       (241,700)
                                                        ------------    ------------          ------------    ------------
NET LOSS                                                $   (981,300)   $    (18,300)         $ (1,300,600)   $   (483,800)
                                                        ============    ============          ============    ============

Basic Income (Loss) per Common Share                    $      (0.05)   $      (0.00)         $      (0.06)   $      (0.03)
Diluted Income (Loss) per Common Share                  $      (0.05)   $      (0.00)         $      (0.06)   $      (0.03)

Basic Weighted-Average Common Shares Outstanding          21,722,700      17,392,700            20,944,700      17,392,700
Diluted Weighted-Average Common Shares Outstanding        21,722,700      17,392,700            20,944,700      17,392,700



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