Form 10QSB
period 2002-09-30
COMC INC
filed 2002-11-29
CIK 754568

THE SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: September 30, 2002

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

Act of 1934 during the past 12 months (or for such shorter Period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 27, 2002 a total of 25,523,958 shares of COMC's common stock were issued; 21,722,721 shares of COMC's common stock were outstanding, and 3,801,237 shares of COMC's common stock are held in treasury.

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

Item 2. Management Discussion and Analysis................................... 6

Item 3. Quantitative and Qualitative Disclosures About Market Risk.......... 10

Item 4. Controls and Procedures............................................. 10

Part II. Other Information...................................................10
Item 1. Legal Proceedings....................................................10
Item 2. Changes in Securities................................................12
Item 3. Defaults Upon Senior Securities......................................12
Item 4. Submission of Matters to a Vote of Security Holders..................12
Item 5. Other Information....................................................12
Item 6. Exhibits and Reports on Form 8-K.....................................12

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                             COMC, INC. AND SUBSIDIARY
                                            CONSOLIDATED BALANCE SHEETS


                                                                         September 30,    December 31,
                                                                              2002             2001
                                                                          ------------    ------------
                                                                           (Unaudited)

ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                           $     90,300    $    200,700
       Accounts receivable, net of allowance for doubtful accounts of
         $75,000 and $75,000, respectively                                   1,604,500       3,375,200
      Unbilled Revenue, net                                                    396,000         635,000
      Inventories                                                              213,800         198,900
      Refundable income taxes                                                  400,900         404,100
      Deferred income taxes                                                     70,000         129,900
      Prepaid expenses and other current assets                                189,900          84,600
                                                                          ------------    ------------
             TOTAL CURRENT ASSETS                                            2,965,400       5,028,400
                                                                          ------------    ------------
 PROPERTY AND EQUIPMENT, Net                                                   806,400         900,200

 OTHER ASSETS
      Deferred finance charges                                                     -            18,600
      Deposits                                                                  69,900          56,700
                                                                          ------------    ------------
             TOTAL OTHER ASSETS                                                 69,900          75,300
                                                                          ------------    ------------
             TOTAL ASSETS                                                 $  3,841,700    $  6,003,900
                                                                          ============    ============

 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
      Bank credit line payable                                            $    440,400    $  1,663,200
      Current portion of long-term debt                                         42,800          25,500
      Accounts payable                                                       1,129,100         852,500
      Accrued expenses                                                         455,500         849,300
      Unearned revenue                                                          61,400             -
      Accrued interest                                                          15,100          68,800
                                                                          ------------    ------------
             TOTAL CURRENT LIABILITIES                                       2,144,300       3,459,300
                                                                          ------------    ------------

 LONG-TERM DEBT, net of current portion                                         91,400          12,300
 NOTES PAYABLE TO STOCKHOLDERS                                                 750,000         750,000
 DEFERRED TAX                                                                   72,000          72,000
                                                                          ------------    ------------
 TOTAL LIABILITIES                                                           3,057,700       4,293,600
                                                                          ------------    ------------

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 40,000,000 shares authorized; issued and outstanding 25,523,958 and 21,193,991 shares issued;
21,722,721 and 17,392,754 shares outstanding, respectively                     255,300         211,900

Additional paid-in capital                                                  16,310,300      15,727,500
Accumulated deficit                                                        (13,529,300)    (11,976,800)
Treasury stock at cost; 3,801,237 and
  3,801,237 shares, respectively                                            (2,252,300)     (2,252,300)
                                                                          ------------    ------------
             TOTAL SHAREHOLDERS' EQUITY                                        784,000       1,710,300
                                                                          ------------    ------------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $  3,841,700    $  6,003,900
                                                                          ============    ============


          See accompanying notes to Consolidated Financial Statements.





                                             COMC, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF OPERATIONS



                                  Three Months Ended September 30,       Nine Months Ended September 30,
                                    ---------------------------            -------------------------
                                        2002            2001                  2002            2001
                                   ------------    ------------          ------------    ------------
                                    (Unaudited)     (Unaudited)           (Unaudited)     (Unaudited)

REVENUES
  Data and voice services          $ 3,000,600    $  4,499,300          $  9,023,100    $ 16,102,800
  Recruiting services                  129,000         634,300               389,000       3,059,900
                                   ------------    ------------          ------------    ------------
                                     3,129,600       5,133,600             9,412,100      19,162,700
COSTS AND EXPENSES:
  Cost of revenues -
         Data and Voice services     2,029,900       2,809,500             5,975,000      10,799,100
  Cost of revenues -
         Recruiting services           110,000         534,200               329,000       2,424,700
                                   ------------    ------------          ------------    ------------
           Gross profit                989,700       1,789,900             3,108,100       5,938,900
                                   ------------    ------------          ------------    ------------

     Selling, general and
         administrative              1,322,600       1,850,100             4,650,900       6,398,800
     Depreciation and amortization      76,800          85,200               235,200         257,900
                                   ------------    ------------          ------------    ------------
     TOTAL GENERAL AND
         ADMINISTRATIVE EXPENSES     1,399,400       1,935,300             4,886,100       6,656,700
                                   ------------    ------------          ------------    ------------

LOSS FROM OPERATIONS                  (409,700)       (145,400)           (1,778,000)       (717,800)
                                   ------------    ------------          ------------    ------------

OTHER INCOME (EXPENSE):
     Interest income                        --              --                    --             500
     Interest expense                  (10,000)        (89,400)              (66,900)       (210,000)
     Interest expense, related party   (19,400)        (21,100)              (62,600)        (58,400)
     Other                             (12,800)           (200)              (49,400)          5,100
                                   ------------    ------------          ------------    ------------
  TOTAL OTHER INCOME (EXPENSE)         (42,200)       (109,700)             (178,900)       (262,800)
                                   ------------    ------------          ------------    ------------
LOSS BEFORE INCOME TAX BENEFIT        (451,900)       (255,100)           (1,956,900)       (980,600)

INCOME TAX BENEFIT                    (200,000)       (106,000)             (404,400)       (347,700)
                                   ------------    ------------          ------------    ------------
NET LOSS                          $   (251,900)   $   (149,100)         $ (1,552,500)   $   (632,900)
                                   ============    ============          ============    ============

Basic Income (Loss) per
         Common Share               $     (0.01)  $      (0.01)         $      (0.07)   $      (0.04)
Diluted Income (Loss) per
         Common Share               $     (0.01)  $      (0.01)         $      (0.07)   $      (0.04)

Basic Weighted-Average
         Common Shares Outstanding    21,722,700      17,392,700            20,944,700      17,392,700
Diluted Weighted-Average
         Common Shares Outstanding    21,722,700      17,392,700            20,944,700      17,392,700




          See accompanying notes to Consolidated Financial Statements.





                           COMC, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NINE MONTHS ENDED SEPTEMBER 30, 2002 and 2001



                                                                  2002           2001
                                                              -----------    -----------
                                                              (Unaudited)     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                 $(1,552,500)   $  (632,900)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
              Depreciation and amortization                       235,200        257,900
              Amortization of deferred finance charge              18,600         18,600
              Deferred income taxes                                59,900         48,900
              Changes in operating assets and liabilities:
                  Accounts receivable                           2,009,700      3,094,200
                  Inventories                                     (14,900)       (55,600)
                  Prepaid expenses and other current assets      (105,300)        38,400
                  Accounts payable                                276,600     (1,109,900)
                  Accrued expenses                               (447,500)      (134,800)
                  Income taxes payable/refundable                   3,200       (434,700)
                  Customer deposits                                     0     (2,580,000)
                  Other current liabilities                        61,400              0
                                                              -----------    -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               544,400     (1,489,900)
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Deposits                                                     (13,200)        (2,600)
     Purchases of property and equipment                          (12,000)       (90,400)
                                                              -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                             (25,200)       (93,000)
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock, net of offering costs                  626,200              0
     Advances from bank loans                                  13,900,000     22,089,000
     Repayments of bank loans                                 (15,122,800)   (20,833,600)
     Payments of long-term debts                                  (33,000)             0
                                                              -----------    -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES              (629,600)     1,255,400
                                                              -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                        (110,400)      (327,500)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    200,700        331,500
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $    90,300    $     4,000
                                                              -----------    -----------
CASH PAID FOR:
    Interest                                                  $   153,800    $   266,400
    Income taxes                                              $         0    $    10,000
NONCASH INVESTING ACTIVITIES:
    Equipment under capital leases                            $   129,400    $         0



           See accompanying notes to Consolidated Financial Statements








                           COMC, INC. AND SUBSIDIARY

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

2. BANK BORROWINGS

         The Company has secured a $2,000,000 revolving line of credit under a Revolving Credit Loan & Security Agreement (the "Agreement") with Comerica Bank
(the "Bank") that expires in February 2003. The borrowings under the Agreement are limited to no more than 80% of the Company's eligible accounts receivable
(as defined in the Agreement), bear interest at the Bank's prime rate plus 2.0%
(6.55% as of November 15, 2002) and are collateralized by the Company's accounts receivable, inventories, and property and equipment. The Agreement contains certain restrictive covenants, which require, among other things, that the Company maintain certain financial ratios pertaining to tangible net worth (as defined in the Agreement), debt to tangible net worth (as defined in the Agreement), and current ratio, and maintain certain minimum levels of tangible net worth (as defined in the Agreement) and net income (as defined in the Agreement). The Company was not profitable in the first nine months of this year and did not meet the covenants pertaining to net income and current ratio (as defined in the Agreement). The Bank waived the net income covenant and current ratio for the first quarter of 2002, but has not yet provided a waiver for the second and third quarter. If the Company is unable to satisfy all financial covenants in the future, it will continue to be in default and the Bank will have the right to exercise various remedies afforded under the Agreement, including the right to demand immediate payment in full of the then outstanding balance under the line of credit. If this were to occur, management believes that the Company could obtain alternative sources of financing, based on discussions with other lenders in the business community. However, obtaining such alternative sources of financing may prove costly and, should such alternative financing not be readily available, any resulting temporary lack of available financing could have a materially unfavorable effect on the Company's financial statements. Our long-term prospects are dependent upon a return to profitability and/or the ability to raise additional capital as necessary to finance operations, future growth and acquisitions. The foregoing raises substantial doubt about the ability of the Company to continue as a going concern. The interim financial statements do no include any adjustments that may result from the outcome of this uncertainty.

         As of September 30, 2002, the outstanding balance under the line of credit was $440,400, cash balances were $90,300, and $690,100 was available under the line of credit.

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

Results of Operations:

Dollars in Thousands             Quarters ended             Nine Months ended
--------------------                September 30:              September 30:

                                2002          2001          2002          2001
                                ----          ----          ----          ----
Revenues

Data & Voice Services          $3,001        $4,499        $9,023       $16,103
Recruitment Services             $129        $  634          $389       $ 3,060
                               ------        ------        ------       -------
          Total Revenues       $3,130        $5,133        $9,412       $19,163


         Our revenues were $3,129,600 and $5,133,600 for the three months ended
September 30, 2002 and 2001, respectively, representing a decrease of 39.0%.
This decrease was due primarily to a 33.3% decrease in Data and Voice Services revenue for the period, and a 79.7% decrease in Recruitment Services revenue.
Data and Voice Services continued to show the effects of significant declines in demand for telecommunications installation projects from several of our larger clients, offset slightly by a modest increase in maintenance and repair. While we have maintained a minimal presence in the information technology recruitment industry, we have reduced our Recruitment Services Division staffing to reflect the overall weakness in that industry.






         For the first nine months ended September 30, 2002, Data and Voice
Services revenue declined 44.0% and Recruitment Services Revenue declined 87.3% compared to the nine month period ended September 30, 2001. Total revenues declined 50.9% for the comparable period.


Dollars in Thousands           Quarters ended September 30:           Nine Months ended September 30:
                                 -----------------------                -------------------------

                                     Gross              Gross                Gross              Gross
                                    Profit             Profit               Profit             Profit
                             2002   Margin      2001   Margin        2002   Margin      2001   Margin
                             ----   ------      ----   ------        ----   ------      ----   ------

Gross Profits
Data & Voice Services        $971    32.4%    $1,690   37.6%        $3,048   33.8%    $5,304    32.9%
Recruitment Services          $19    14.7%      $100   15.8%        $   60   15.4%    $  635    20.8%
                              ---    -----      ----   -----        ------  ------    ------    -----

Total Gross Profits          $990    31.6%    $1,790   34.9%        $3,108   33.0%    $5,939    31.0%


         Cost of Revenues was $2,139,900 and $3,343,700 for the three months ended September 30, 2002 and 2001, respectively, representing a decrease of 36.0%. Conversely, our Gross Profit for the comparable periods was $989,700 and $1,789,900, respectively, representing a decrease of 44.7%. Gross Profit and Margin for Data and Voice Services was $970,700 and 32.4%, respectively, for the three months ended September 30, 2002 as compared with $1,689,800 and 37.6%, respectively, for the three months ended September 30, 2001. The decrease in margin was due to increased competitive pricing over prior periods. Gross Profit and Margin for Recruitment Services were $19,000 and 14.7%, respectively for the three months ended September 30, 2002 as compared with $100,100 and 15.8%, respectively, for the three months ended September 30, 2001. The decrease in margin was due to an average lower markup on contract employees versus the prior comparable period.

         Cost of Revenues was $6,304,000 and $13,223,800 for the nine months ended September 30, 2002 and 2001, respectively. Our Gross Profit for the comparable nine month period was $3,108,100 and $5,938,900, respectively, or a decline of 47.7%. Our Data and Voice Services Gross Profit Margin increased to 33.8% from 32.9% while Gross Profits decreased by 42.5% on reduced revenues. Gross Profit Margins increased due to a reduction in unfavorable subcontracting labor in the first nine months of 2002 compared with 2001. Our Recruitment Service Gross Profit Margin decreased to 15.4% from 20.8% while Gross Profits decreased 90.6% from reduced revenue and declining Gross Profit Margins.

         Selling, General and Administrative ("SG&A") expenses decreased 28.5% from $1,850,100 for the three months ended September 30, 2001 to $1,322,600 for the three months ended September 30, 2002. This also compares with $1,754,500 of similar expense in the previous quarter ended June 30, 2002, or a decrease of 17.8%. The decrease in year over year comparable quarters was due to our continuing reductions in fixed operating expenses in response to the overall weakness in the economy, as well as our reductions in revenue and gross profits. The decrease from the previous quarter was caused by a substantial decrease in legal expenses incurred in our second fiscal quarter of over $200,000, as well as continued expense reduction efforts.

         Also included in our SG&A expenses are our holding company expenses, which decreased by $71,700 from $180,500 for the three months ended September 30, 2001 to $108,800 for the three months ended September 30, 2002. Our prior quarter holding company expenses were $183,700 for the period ended June 30, 2002. The decrease in expense from the prior year's comparable period was due to reduced filing and legal fees incurred in the quarter. SG&A expenses for ICF's operations decreased from $1,670,500 for the three months ended September 30, 2001 to $1,212,700 for the three months ended September 30, 2002.

         Depreciation and amortization expenses were $76,800 and $85,200 for the three months ended September 30, 2002 and 2001, respectively. This decrease was due to minimal recent purchases of field service and office equipment. We expect that depreciation will continue to decrease in dollar terms as a result of a reduction in investments in capital equipment required to support the business.

         For the nine months ended September 30, 2002 and 2001, SG&A declined 27.3% to $4,650,900 from $6,398,800, respectively. Depreciation and amortization were $235,200 and $257,900, respectively, or a decrease of 8.8%

         Interest Income was zero for both the three months ended September 30, 2001 and 2002.

         Interest Expense decreased for the three months ended September 30, 2002 to $29,400 from $110,500 for the three months ended September 30, 2001, due to decreased borrowing and lower average interest rates on our line of credit facility. Our related party interest expenses decreased from $21,100 to $19,400, for the quarters ended September 30, 2001 and 2002, respectively. We experienced a significant decrease in comparable borrowing under our working capital line of credit, which resulted in a decrease in interest expense from $89,400 to $10,000, respectively, for the quarters ended September 30, 2001 and 2002.

         Other Income (Expense) is comprised mostly of bank fees and charges associated with our line of credit, offset by miscellaneous income for the period, which resulted in expense of $12,800 for the three months ended September 30, 2002, versus an expense of $200 for the three months ended September 30, 2001.

         An income tax benefit of $106,000 was recognized for the three months ended September 30, 2001 due to losses for the quarter, versus $200,000 recognized for the quarter ended September 30, 2002. The amount of income tax benefit recognized for the nine month period ended September 30, 2002 of approximately $400,000 represents the estimated refundable income taxes that will be received in 2003 upon filing the Company's income tax returns for the year ended December 31,2002. We have provided a valuation allowance in our deferred tax assets to the extent we are unable to conclude that it is more likely than not that such deferred tax assets will be realized.

         Net Loss increased to a loss of $251,900, or ($0.01) per share, fully-diluted, for the three months ended September 30, 2002 versus a Net Loss of $149,100, or ($0.01) per share, fully diluted, for the three months ended September 30, 2001.

         Net Loss increased to a loss of $1,552,500 or ($0.07) per share, fully-diluted, for the nine months ended September 30, 2002 versus a Net Loss of $632,900, or ($0.04) per share, fully diluted, for the nine months ended September 30, 2001.

Liquidity and Capital Resources

         Cash and cash equivalents decreased to $90,300 at September 30, 2002 compared to $200,700 at December 31, 2001.

         Cash Flows From Operating Activities. For the nine months ended September 30, 2002, cash generated by operating activities was $544,400 which resulted primarily from our net loss for the first nine months of $1,552,500, offset by non-cash charges of $253,800 and by our decline in operating assets, primarily accounts receivable in the amount of $2,009,700, decreased by our decline in liabilities of $109,500.

         Accounts receivable decreased by $2,009,700 due to increased collection activity in the first nine months of 2002. Payables and accruals decreased $170,900 due to a reduction in purchases and accrued payroll.

         Cash Flows Used In Investing Activities. For the nine months ended September 30, 2002, net cash used for investing activities was $25,200 as a result of new vehicles being leased and not purchased.

         Cash Flows Provided By Financing Activities. For the nine months ended September 30, 2002, net cash was used in our financing activities of $629,600, due primarily to a net reduction in our line of credit borrowings of $1,222,800, offset by the sale of common stock of $626,200 and by a decrease in long term debt of $33,000.

         Our long-term liabilities include $750,000 in Related Party Notes Payable. Interest is accruing at 8% per annum on these Notes and is paid monthly.

         We have secured a $2,000,000 revolving line of credit under a Revolving Credit Loan & Security Agreement (the "Agreement") with Comerica Bank (the "Bank") that expires in February 2003. The borrowings under the Agreement are limited to no more than 80% of our eligible accounts receivable (as defined in the Agreement), bear interest at the Bank's prime rate plus 2.0% (6.55% as of November 15, 2002) and are collateralized by our accounts receivable, inventories, and property and equipment. The Agreement contains certain restrictive covenants, which require, among other things, that we maintain certain financial ratios pertaining to tangible net worth (as defined in the Agreement), debt to tangible net worth (as defined in the Agreement), and current ratio, and maintain certain minimum levels of tangible net worth (as defined in the Agreement) and net income (as defined in the Agreement). We were not profitable in the first nine months of this year and did not meet the covenants pertaining to net income and current ratio (as defined in the Agreement). The Bank waived the net income covenant and current ratio for the first quarter of 2002, but has not yet provided a waiver for the second and third quarter. If we are unable to satisfy all financial covenants in the future, it will continue to be in default and the Bank will have the right to exercise various remedies afforded under the Agreement, including the right to demand immediate payment in full of the then outstanding balance under the line of credit. If this were to occur, we believe that we could obtain alternative sources of financing, based on discussions with other lenders in the business community. However, obtaining such alternative sources of financing may prove costly and, should such alternative financing not be readily available, any resulting temporary lack of available financing could have a materially unfavorable effect on our financial statements. Our long-term prospects are dependent upon a return to profitability and/or the ability to raise additional capital as necessary to finance operations, future growth and acquisitions. The foregoing raises substantial doubt about the ability of the Company to continue as a going concern. The interim financial statements do no include any adjustments that may result from the outcome of this uncertainty.

         Our net working capital at September 30, 2002 was a positive $821,100, a decrease of $748,000 from December 31, 2001. As of November 20, 2002 we have $202,000 available to borrow under our Line of Credit Facility. We believe that our current cash flows from operations plus our present sources of liquidity from current assets, and funds from our Line of Credit Facility, will be sufficient to finance operations for the foreseeable future and meet our short-term obligations.

         We have depended on a few large customers for the majority of our revenue to date. A loss of any one could have a material effect on our liquidity. While from time to time we may experience delays in the collection of our accounts receivable from our major customers, due to the quality of our major customers, the collectability of accounts receivable has not been a problem.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         We are currently not exposed to any significant market risks from changes in interest rates and do not engage in foreign currency transactions or use derivative financial instruments.

Item 4. Controls and Procedures

(a) Based on our evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-QSB, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934) are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above. effective.

(c) Even though our internal controls have been adequate, several events occurred in the quarter which have contributed to our inability to release financial information in a timely manor. First, our Chief Executive Officer in addition to his normal duties, assumed the role of Acting Chief Financial Officer and second, turnover in financial staffing caused delays in disseminating financial information. These issues have been addressed moving forward.


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

         Kemper Insurance has formally accepted ICF's tender of defense and has hired the law firm of Boornazian, Jensen and Garthe of Oakland, California to defend ICF on the cross-complaint of Wells Fargo. The insurance carriers for Wells Fargo and Starbucks have settled the claim brought against them by ICF's former employee but Wells is continuing to seek indemnity from ICF under the terms of a contract entered into in March, 1999.

         It is ICF's position that the March, 1999 contract has no applicability to the claim by the former employee and that no indemnity is owed. The contractual and insurance coverage issues related to Wells Fargo's indemnity claim are somewhat unclear, and it is likely that Kemper will seek to reach a compromise settlement with Wells Fargo's carrier rather than litigate the issue. There is presently no trial date set for the indemnity claim.

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


Item 3. Defaults Upon Senior Securities

         The Company was not profitable in the first nine months of this year and did not meet the covenants pertaining to net income and current ratio (as defined in the Agreement). The Bank waived the net income covenant and current ratio for the first quarter of 2002, but has not yet provided a waiver for the second quarter.

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

         On October 31, 2002, Mr. John Ackerman resigned from the Board of Directors to pursue other business ventures. Mr. Ackerman had briefly rejoined ICF as an employee, managing several smaller accounts and sales opportunities. His departure was not performance related and had no material impact on our Company.

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

                            CERTIFICATION PURSUANT TO
                             18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of COMC, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C.
(S)1350, as adopted pursuant to (S)906 of the Sarbanes-Oxley Act of 2002, I, Christopher R. Smith, Chief Executive Officer of the Company, certify, that to the best of my knowledge:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Christopher R. Smith
-----------------------------
Christopher R. Smith,
President, Chief Executive Officer and Acting Chief Financial Officer November 27, 2002

(4)   Exhibit 99.2

                                   SIGNATURES

Dated:  November 27, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of November 27, 2002 by the following persons on behalf of Registrant and in the capacities indicated.

                                 /s/ Christopher R. Smith

                                Christopher R. Smith, Chief Executive Officer, President and Acting Chief Financial Officer