Form 10KSB
period 2002-12-31
COMC INC
filed 2003-04-17
CIK 754568

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year ended: December 31, 2002         Commission File Number 0-16472

                                   COMC, INC.
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                     95-4628378
 ------------------------------           --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

       4030 Pike Lane, Suite C
        Concord, California                              94520
 --------------------------------------                 --------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number,
including Area Code:                                 (925) 849-1400

                                   ----------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

                                   ----------

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock (par value $.01 per share)

                                   ----------

                                 Title of Class

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes x No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

      The aggregate market value of the 18,901,318 shares of outstanding voting common stock held by non-affiliates of the registrant as of March 31, 2003 (based upon the average bid and asked prices of such shares) was approximately $1,134,079.00, based on the closing sale price for March 31, 2003, as reported on the OTC Bulletin Board. For purposes of this calculation, directors and executive officers of the Registrant and their affiliates are deemed to be affiliates of the registrant.

      The number of shares outstanding of Registrant's Common Stock as of March 31, 2003 was 26,684,091.

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




                                Table of Contents

--------------------------------------------------------------------------------

                                      10KSB

PART 1......................................................................   3
ITEM 1......................................................................   3
ITEM 2......................................................................  12
ITEM 3......................................................................  12
ITEM 4......................................................................  13
PART II.....................................................................  13
ITEM 5......................................................................  13
ITEM 6......................................................................  15
ITEM 7......................................................................  21
ITEM 8......................................................................  21
PART III....................................................................  21
ITEM 9......................................................................  21
ITEM 10.....................................................................  23
ITEM 11.....................................................................  23
ITEM 12.....................................................................  25
PART IV.....................................................................  28
ITEM 13.....................................................................  28
ITEM 14.....................................................................  29
Balance Sheet Assets........................................................ F-3
Balance Sheet Liabilities and Equity........................................ F-4
Statement of Operations..................................................... F-5
Shareholders Equity......................................................... F-6
Cash Flow Statement......................................................... F-7

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

DESCRIPTION OF BUSINESS

      COMC, Inc. ("COMC", the "Company", "Corporation" "we", or "us"), through its wholly - owned operating subsidiary ICF Communication Solutions, Inc. ("ICF"), is a technology service company in the telecommunications industry with a regional geographic service coverage area. We design, implement, support and manage LAN/WAN computer network systems, voice communication network systems, and premise wiring for both data and voice. In addition, we distribute and maintain equipment on behalf of major telecommunication equipment manufacturers. Our target clients are primarily Fortune 1000 sized enterprises demanding the highest level of service under project, master and general maintenance contracts to support their complex and growing national voice and data network systems. In servicing these customers, we provide highly trained and experienced technicians and design engineers on a rapid-response basis to meet our customers' telecommunications planning, design, installation, maintenance and emergency needs. As our customers and other companies continue their geographic growth, technological expansion and communications modernization, we will provide them with design, product, maintenance and personnel on a turnkey, outsource basis.

      In addition to the services described above, our Recruitment Services division is providing our customers with permanent and temporary technical professional recruitment and placement services to fill their internal staffing needs. We are redirecting our business focus away from the recruitment and placement services in 2003 and we are not actively seeking new customers in this area.

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

      The year 2002 was a year of market softness for us. We reported 2002 revenue and a net loss of $12.1 million and $2.0 million, respectively. This was significantly unfavorable as compared to 2001 revenue and a net loss of $23.3 million and $0.83 million, respectively. ICF represented 100% of our revenue in 2001 and 2000.

         As of the date of this filing, we are not presently planning to make any acquisitions of data and voice service/outsourcing businesses, as well as data network consulting and service companies in key markets but it is possible that during the course of the coming year such acquisitions might occur.

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

      Founded in 1989 to provide telephone systems and services to Bank of America. At December 31, 2002, ICF was servicing in excess of 160 customers at over 4,000 customer location sites, including ATM locations. ICF employs over 140 service professionals and is headquartered in Concord, California. ICF has additional sales and service offices in Burbank, California, as well as Houston, Texas, and Phoenix, Arizona.

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

      Through ICF we distribute the products and services of a number of leading communications suppliers. In voice systems, we support Avaya and NorTel products. In data systems, we sell and support Cisco Systems, Avaya, Bay Networks, and 3Com. In wiring systems, we sell and support Avaya/Systemax, IBM, Siemens, Krone-Belden and Ortronics. By offering equipment from a variety of vendors, we can provide businesses with tailored, scalable solutions to all of their communications needs.

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

      Approximately $11.6 million and $20.1 million of revenues were recorded for data and voice services during 2002 and 2001, respectively. Approximately $.5 million and $3.3 million of revenues were recorded for Recruitment Services during 2002 and 2001, respectively. We are redirecting our business focus away from Recruitment Services business in 2003 and we are not actively seeking new customers in this area.

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

      --    Increasing Demand for Communications Services

      We believe that there is and will continue to be growth in demand for long distance data, Internet, voice and video services. The increase in computing power, number of computers networked over the Internet, and connection speeds of networked computers are driving increases in communications use for Internet and data services. Prices for cellular and long-distance voice services have decreased, resulting in increased demand for these services. In addition, cost savings and network efficiencies are driving demand for more robust voice and data network equipment. We believe video conferencing, digital television and other multimedia applications being developed will continue to increase demand for bandwidth.

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

      Sales and Marketing

      We have targeted and built a base of Fortune 1000 corporations as clients. The 1000 largest U.S. companies that we target as customers generally have annual budgets that range between $1 million and $100 million for the purchase of voice and data products and services to support their regional and national operations and communications, and to achieve efficiencies and cost savings. Other clients we target have budgets ranging from $300,000 to $1 million per year and some even smaller.

      We believe that long-term relationships based on quality customer service, short response time and competitive pricing are the most effective way of attaining our business objectives. Presently, we are balancing the expansion of our client base through a more targeted solicitation of new clients in our existing geographic markets. Through a proactive campaign we will also cross-market telecommunication services with our clients in an attempt to capture a larger share of our clients' business. Our plan is to establish cross-marketing agreements with certain local and long distance carriers, hardware and software development companies, electrical service suppliers and custom data network consulting firms.

      We work with our clients to transition their communications departments from in-house personnel to outsourcing whenever possible. Unlike certain of our competitors, we focus on large corporations that have diversified needs and substantial pent up demand to outsource their maintenance and service requirements.

      Our sales personnel are divided between local office sales calls to coordinated Strategic Account sales programs. Where local sale personnel rely on relationships and leads, Strategic Account sales personnel approach the Fortune 1000 customer or municipality as a team, including design engineers and project managers. We intend to hire additional sales personnel to meet our growing local and regional sales efforts. It is anticipated that such sales personnel will be compensated on a commission basis utilizing leads generated through referrals, periodic mailings, telemarketing and cold calls.

      Services rendered to our clients are sometimes performed under master contracts. Each master contract contemplates hundreds of individual construction and maintenance projects valued generally at less than $50,000 each. Master contracts typically are awarded on a competitive bid basis. We also have contracts similar to master contracts with certain other clients. In addition to services rendered pursuant to master contracts, we provide construction and maintenance on individual projects awarded on a competitive bid basis. While such projects are generally substantially larger than individual projects covered by master contracts, such projects typically require the provision of services similar to those rendered under master contracts. Master contracts may extend for one to three years. Service agreements are generally terminable by the customer at any time.

      Our client relationships are with senior executives, chief information or technology officers, IT/IS managers, or customer purchasing departments. With our larger customers, we are often one of a few preferred vendors. Once on a preferred vendor list, our sales personnel are eligible to work directly with project managers or in-house consultants for additional work orders. To date, most of our business has been generated through referrals, personal sales calls, direct mailings and telemarketing. However, we will continue marketing efforts to include:

o Improved graphic user interface and development of an advertising presence on the World Wide Web;
o Solicitation of manufacturers for on-line advertising and promotional plans; and

o Regular participation in user group conferences and business trade shows.

      In addition, we will attempt to increase our client base with our pricing policy thereby broadening our product offering. We also hope to add technicians qualified to service these new products and services and increase our flexibility in both pricing and in service offerings.

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

      Equipment sales were not significant in 2002 and 2001.

      Recruitment Services Group.

      We have reduced our Recruitment Services Division staffing to reflect the overall weakness in that industry. Our Recruitment Services group provides our clients with short and long-term technical consultants, as well as permanent placement of technical personnel. We specialize in telecommunications and information systems industry nationwide placements, particularly in the areas of telecom design, administration and maintenance, application development, project management, operations, facilities engineering, technical sales and marketing. We recruit our candidates from a variety of sources utilizing electronic and print employment bulletin boards, cold calling and recruiter networking.

      Vendor Relationships

      We have agreements with the voice and data equipment manufacturers listed immediately below.

o     NorTel Networks: authorized re-seller of their products;
o Cisco Systems: authorized re-seller since January 1997, entire product line including switches, hub's and routers;
o     Bay Networks: authorized re-seller of data subsidiary product lines;
o 3Com: authorized re-seller since January 1997, entire product line including NIC cards, hub's and routers.

      Our agreements with the above-referenced voice and data equipment manufacturers provide for the distribution, resale or integration of products, and/or acting as agents for these equipment manufacturers. Normally, we receive volume purchase discounts on these manufacturers' products or services.

      Customers

      We currently support approximately 160 clients at over 4,000 of their customer sites, including ATM locations, across a broad range of industries, including banking, retail distribution and manufacturing, as well as educational, local and federal government offices and non-profit institutions. Our clients consist primarily of

Fortune 1000 sized companies with employees and workstations between 10,000 and 100,000. In 2001, we also focused on small to medium sized customers with employees and workstations between 50 and 10,000. We believe that our high level of customer service has and will continue to enable us to capture a portion of each of our clients' communications budget in the future.

      Our current customers include Bank of America, Wells Fargo Bank, Bank of the West, McKesson HBOC, BioRad Labs, and Cingular Wireless. We also have subcontract relationships with Southwestern Bell/PacBell/Ameritech, Avaya, ExpaNets, Verizon/GTE, and Williams Communications.

      Employees

      As of December 31, 2002, we employed 140 persons at a total of four different sales and service locations throughout the U.S. Of these, two were executive officers, 85 were technicians, 9 were engineering personnel, 5 were engaged in sales, 36 were engaged in managerial, administrative and clerical activities, and 3 were contract employees on lease to our clients. During 2002, as our business slowed, we decreased the number of technicians and contract employees that were employed by the Company. The Company believes that available workforce will allow us to be able to increase the number of technicians and contract employees to meet any additional needs that our customers may have. None of our employees are represented by a union or collective bargaining agreement, and we have not experienced any work stoppages.

      In November 1999, our Board of Directors adopted the COMC, Inc. 1999 Stock Option Plan (the "1999 Plan") and 2,000,000 shares of our common stock were reserved for issuance under the 1999 Plan. Subsequently, our shareholders approved the 1999 Plan at our shareholder meeting in November, 2000. Under the 1999 Plan, we granted incentive stock options during 1999 to our employees to acquire a total of 240,000 shares of our common stock (of which 185,000 have since been cancelled) at an exercise price of $.50 per share, vesting over a five-year period. During 2000, we granted incentive stock options vesting over a five-year period to employees to purchase an additional 79,500 shares of common stock (of which 62,500 have since been cancelled) at an exercise price of $.80 per share. During 2001, we granted incentive stock options under the Plan vesting over four or five-year periods to employees to purchase an additional 200,000 shares of common stock (of which 175,000 have since been cancelled) at an exercise price of $.30 per share. During 2001, we granted incentive stock options under the Plan vesting over a two-year period to employees to purchase an additional 400,000 shares of common stock (of which 200,000 have since been cancelled)at an exercise price of $.30 per share. During 2001, we granted incentive stock options under the Plan with immediate vesting to employees to purchase an additional 800,000 shares of common stock (of which 675,000 have since been cancelled) at an exercise price of $.30 per share. During 2002, there were no options granted or exercised.


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

      Our goal as a service company is to continuously expand our geographic service coverage on a regional level, as well as expand upon our growing expertise within the above highlighted voice and data equipment platforms.

      We face competition in our targeted Fortune 1000 sized and municipal clients from Verizon/GTE, Electronic Data Systems, Williams Communications, IBM Global, Claricom, Inacom, Compaq and AT&T Global and others, including numerous privately held companies. This competition covers larger voice and data network design, installation, maintenance and monitoring projects and contracts on a national basis. On a regional basis, we compete with NetVersant, NetsWork, Metro and Xeta Technologies. This competition covers cabling and voice service contracts as well as project work for medium and large sized clients in California, Texas, Arizona, Nevada, New Mexico, Colorado and Utah.

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

      Many of the largest equipment and service providers have achieved growth through acquisitions and mergers. These combinations have provided access to new markets, new products, and economies of scale. Despite this consolidation, the number of new entrants is increasing and new entrants are gaining market share from the large and established providers. In this highly competitive environment, telecommunications providers are increasingly focusing on core competencies and outsourcing non-core activities to other providers. In the telecommunications equipment market segment, both Avaya and NorTel Networks have divested their service and maintenance units in the past several years to focus on equipment development and sales. This trend is a significant departure from the traditional integrated model that has prevailed in the industry since its inception, and has represented an opportunity for us. We are currently a preferred business to business service provider to Avaya and Expanet (both former business units of Lucent Technologies) customers, and steadily growing these relationships. We act as one of several service call operations to meet the voice and data needs of their existing customer bases.

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

      Data traffic, whether accommodated by circuit switching or packet networking, is growing more rapidly than voice traffic. Annual growth in data traffic is estimated at a faster rate than voice. The drivers of this growth are
(i) the success of the Internet, (ii) cost and performance improvements in computing, storage and modems, and (iii) embedded information and applications (including e-commerce, electronic media, business intranets and virtual private networks (VPR's)).

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

      Equipment Manufacturing and Distribution Market

      The telecommunications equipment industry in the U.S. has had very limited growth in the last several years. The growth of the telecommunications and data networking equipment industry stems in part from: (a) the development of new technologies which allow systems to provide integrated voice and data services, and (b) from increased corporate and household bandwidth demand, which require both established and new carriers to expand and upgrade their facilities. Manufacturers distribute telecommunications equipment through their own sales forces as well as through interconnect service providers as third parties.

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

ITEM 2. PROPERTIES

      Our headquarters are located at 4030 Pike Lane, Suite C, Concord, California. We occupy 7,200 square feet at this location in Concord, of which approximately 2,400 square feet is dedicated to office space and 4,800 square feet is dedicated to warehouse space. We pay monthly rent of $6,336 for our headquarters in Concord under a lease that will expire in November 2007. ICF occupies 14,700 square feet in a commercial building at 1700 West Burbank, Burbank, California. ICF pays a monthly rent of $16,807 under the lease for this space in Burbank under a lease that was signed in July 2000 and expires in July 2005. Ar the Burbank facility, ICF has sublet to a third party 5,000 square feet for the remaining term of the lease for a monthly subrental income of $6,250. In addition, at the Burbank office, an additional 1,946 square feet were sublet for an initial term of one year for a monthly subrental income of $2,136. ICF occupies an office in a commercial building at 2810 S. 24th Street, Suite 111, Phoenix, Arizona, of which 3,693 square feet is office space and 1,729 square feet is warehouse space. ICF pays a monthly rent of $3,763 for this property under a lease that will expire in September 2003. ICF occupies an office in a commercial building at 2602 S. 24th Street, Suite 102, Phoenix, Arizona, of which 1,100 square feet is office space. ICF pays a monthly rent of $1,574 for this property under a lease that will expire in September 2003. Finally, ICF occupies an office in a commercial building at 2100 Riverchase Center, Suite 214, Birmingham, Alabama of which 3,693 square feet is office space and 1,729 square feet is warehouse space. ICF pays a monthly rent of $3,551 for this property under a lease that will expire in September 2003. We are presently negogiating a settlement to terminate our Birmingham lease for a payment of $14,000 over a period of time. In 2002, we had leased a facility in Houston which we terminated in 2002 and we were operating out of an employee's home. In March 2003, we signed a lease in Houston on a new facility for approximately $1,000 per month for a one year term. In addition to the above facilities, ICF lease from time to time additional outside storage rooms on an as needed basis.

      The aggregate leased property is currently meeting our needs.

ITEM 3. LEGAL PROCEEDINGS

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

         On December 18, 2001, ICF filed a motion for judgment on the pleadings on Metropolitan's negligence claim. The Court heard, and granted, ICF's motion on March 6, 2002. It dismissed Metropolitan's negligence claim with prejudice and did not allow Metropolitan leave to amend the complaint. After engaging in four months of discovery, which included several dispositions, document requests and interrogatories, ICF moved for summary judgment on Metropolitan's breach of contract claim. On June 10, 2002, a week before trial was scheduled to commence, the Court heard, and granted, ICF's summary judgment motion, finding no triable evidence to support Metropolitan's breach of contract claim. The Court entered judgment in favor of ICF on June 20, 2002.

            On July 3, 2002, ICF filed a Memorandum of Costs seeking to recover approximately $43,000 from Metropolitan in costs and expert fees. (Recovery of attorneys' fees is not permitted by statute.) The Court heard and denied Metropolitan's motion to dismiss ICF's costs on August 22, 2002, and awarded ICF those costs in full.

            Metropolitan has filed a Notice of Appeal apparently intending to challenge the trial court's rulings on ICF's motions for judgment on the pleadings and summary judgment. If Metropolitan pursues this appeal ICF will defend itself vigorously as it did at the trial court level.

            On August 8, 2001, an ICF employee filed a complaint against Starbucks Corporation and Wells Fargo Bank (Defendants) in San Francisco Superior Court, claiming that the employee suffered wage loss, hospital and medical expenses, general damage and loss of earning capacity in unspecified amounts.

            On March 7, 2002, the defendants filed an amendment to the cross-compliant, identifying ICF Communication Solutions, Inc. (ICF) as fictitiously named cross-defendant Roe 1.

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

            It is ICF's position that the March, 1999 contract has no applicabilty to the claim by the former employee and that no indemnity is owed. The contractual and insurance coverage issues related to Well Fargo's indemnity claim that are somewhat unclear, and it is likely that Kemper will seek to reach a compromise settlement with Wells Fargo's carrier rather than litigate the issue. There is presently no trial date set for the indemnity claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None. No annual meeting has been held since October 4, 2000 and we anticipate holding one in the summer of 2003.



                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Equity

      Our Common Stock is quoted Over The Counter on the electronic Bulletin Board under the symbol "CINJ.OB." The following table sets forth the high and low bid quotations for our Common Stock through the quarter ended March 31, 2003. Prior to the fiscal quarter ended March 31, 1998, no trading market existed for our securities. These quotations have been reported by the National Association of Securities Dealers, Inc. and represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                      Common Stock
         Fiscal Quarter          --------------------
         Ended                    High          Low
         --------------          ------        -----

         March 31, 2001          $0.7500       $.3750
         June 30, 2001           $0.5000       $.3000
         September 30, 2001      $0.4500       $.3000
         December 31, 2001       $0.4000       $.2000
         March 31, 2002          $0.7500       $.2500
         June 30, 2002           $0.3000       $.1500
         September 30, 2002      $0.1800       $.0900
         December 31, 2002       $0.2400       $.0400
         March 31, 2003          $0.0900       $.0600


      On December 31, 2002, the closing price for our Common Stock on the OTC Bulletin Board was $.10 per share. On December 31, 2002, there were approximately 2,900 registered holders of record of our Common Stock. This does not include beneficial shareholders whose Common Stock is held in street name.

      The Company in March 2003 issued Series A Redeemable Preferred Stock with a five-year term, each share of Series A Preferred Stock being convertible into ten shares of common stock. The Series A Redeemable Preferred Stock provides for payment-in-kind dividends at a rate of 5%. The Company plans to file for an increase in the number of authorized shares of common stock. Today, if all of the Series A Preferred Stock with a five year term were not redeemed but converted today into common stock, there would be an additional 12,019,231 shares of common stock issued with accrued Pay- in-kind (PIK) dividends for a total of 38,703,322 shares of common stock before any issuance of common stock pursuant to any outsanding option or warrant exercise.

Dividend Policy

      We have never declared or paid a cash dividend on our Common Stock. We intend to retain all earnings for the foreseeable future for use in the operation and expansion of our business and, accordingly, we do not contemplate declaring or paying any cash dividends on our Common Stock in the near future. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results and current and anticipated cash needs. The dividends on Series A Preferred stock is pay-in kind and do not involve any cash outlays.

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

      In August of 1999, we issued options to acquire a total of 3,651,948 shares of Common Stock in connection with the restructuring of certain debt obligations to Messrs. Burns and Lincoln and in connection with the hiring of Mr. Smith. Specifically, Messrs. Burns and Lincoln received options to acquire a total of 376,623 shares of our Common Stock each, Mr. Smith received options to acquire a total of 2,463,896 shares of our Common Stock, and Gramercy National Partners, for its assistance in connection with the aforementioned debt restructuring and the hiring of Mr. Smith received options to acquire a total of 434,806 shares of our Common Stock. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act. Simultaneous with these option grants, Mr. Ackerman contributed into our treasury 3,651,948 shares of Common Stock from his personal holdings in order to fund these grants. Subsequently, in October of 1999, an option for 86,961 shares of Common Stock was exercised and 86,961 shares of Common Stock were issued from our treasury. In March 2003, Mr. Burns exchanged his 376,623 options into 216,370 shares of common stock.

      In November 1999, our Board of Directors adopted the COMC, Inc. 1999 Stock Option Plan (the "1999 Plan") and 2,000,000 shares of our common stock were reserved for issuance under the 1999 Plan. Subsequently, our shareholders approved the 1999 Plan at our shareholder meeting in November, 2000. Under the 1999 Plan, we granted incentive stock options during 1999 to our employees to acquire a total of 240,000 shares of our common stock (of which 185,000 have since been cancelled) at an exercise price of $.50 per share, vesting over a five year period. During 2000, we granted incentive stock options vesting over a five year period to employees to purchase an additional 79,500 shares of common stock (of which 62,500 have since been cancelled) at an exercise price of $.80 per share. During 2001, we granted incentive stock options vesting over four or five year periods to employees to purchase an additional 200,000 shares of common stock (of which 175,000 have since been cancelled) at an exercise price of $.30 per share. During 2001, we granted incentive stock options vesting over a two year period to employees to purchase an additional 400,000 shares of common stock (of which 200,000 have since been cancelled) at an exercise price of $.30 per share. During 2001, we granted incentive stock options with immediate vesting to employees to purchase an additional 800,000 shares of common stock (of which 675,000 have since been cancelled) at an exercise price of $.30 per share.

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

      On June 9, 2000, we filed a Form SB-2 Registration Statement (the "Registration Statement") with the Securities and Exchange Commission. We filed an Amended Form SB-2 Registration Statement on June 28, 2000. The Registration Statement concerned 17,386,456 shares of our common stock, including 306,666 shares of our common stock issuable upon the exercise of warrants and 3,752,487 shares of our common stock issuable upon the exercise of options. The offering price for the shares registered under the Registration Statement was $1.34 per share, or such other price as the holders of the shares being registered determine. The Registration Statement was filed in order to satisfy registration rights that the Company granted to those shareholders identified in the Registration Statement as the "Registering Shareholders." We will not receive any of the proceeds realized from the sale of the common stock registered under the Registration Statement. However, the Company will receive funds from the holders of warrants and options related to stock included under the Registration Statement if and when such warrants and options are exercised. By agreement with the Registering shareholders, the Company paid all of the expenses in connection with the Registration Statement, and the registration of the shares covered thereby (other than underwriters' commissions and discounts, if any). The Registration Statement became effective on June 29, 2000. During 2002, there were no options granted.

         At the Board of Directors Meeting on November 11, 2001, the Board authorized Management to raise up to $3,000,000 of equity from the sale of Common Stock in COMC at a price equal to or greater than $.15 per share. At that time, the Company had had net operating losses for the preceding three quartersand continued to lose money through the end of the calendar year. Prior to theBoard Meeting, our Common Stock had traded at a weighted average of below $.30 per share. Management's negotiations with institutional investors yielded little response and private investors negotiated a price of $.15 per share. From February 14, 2002, through March 30, 2002, we raised approximately $650,000 through a private placement of 4,329,967 shares of our common stock for $0.15 per share with various accredited investors (the "Investors").

      At the Board of Directors Meeting on February 28, 2003, the Board authorized Management to raise up to $750,000 of equity from the sale of Series A Preferred Stock with a five-year term in COMC at a price of approximately $.03 per share. At that time, the Company had incurred additional net losses for the first nine months of 2002 of $1,552,500 on an unaudited basis and expected to have a loss in the fourth quarter of 2002. Prior to the Board Meeting, our Common Stock had traded between $.06 and $.09 per share in January and February 2003 and as low as $.04 per share in the fourth quarter of 2002. Management's negotiations with institutional investors yielded little response and private investors negogiated a price of $.286 per share of Series A Redeemable Preferred Stock with a five-year term. In March 2003, we raised $312,500 through a private placement of 1,092,657.34 shares of Series A Preferred Stock with a five-year term for $.286 per share with various accredited investors (the "Investors"). Each share of Series A Preferred Stock-5 Year Term is convertible into 10 shares of Common Stock and has a 5% pay-in kind dividend and has a vote equivalent to 20 shares of common stock. Each investor has the right to increase his purchase by 25% for a 90 day period from the purchase date.

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

Overview

      The Company is a technology service company in the telecommunications industry with a regional service coverage area. We design, implement, support and manage LAN/WAN computer network systems, voice communication network systems, and premise wiring for both data and voice. In addition, we distribute and maintain equipment on behalf of major telecommunication equipment manufacturers. Service-related revenues, maintenance and client outsourcing services, through our wholly owned subsidiary, ICF Communication Solutions, Inc. ("ICF"), now represents 100% of our total revenues. Our gross margin varies significantly depending on the percentage of service revenues versus revenues from the sale and installation of products (with respect to which we obtain a lower margin). For our major customers, we typically provide services under contracts with duration of one or more years.

      In addition to the services described above, our Recruitment Services division provides our customers with permanent and temporary technical professional recruitment and placement services to fill their internal staffing needs. While we have maintained a minimal presence in the information techonolgy recruitment industry, we have reduced our Recruitment Services Division staffing to reflect the overall weakness in that industry.

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

Recent Events

There has been a downturn in the telecommunications market generally and reduced orders from our two key customers have affected the Company's operations resulting in lower sales levels and recurring losses, with a decrease in the Company's liquidity which led to a reduction in our borrowing base at Comerica.

Steps were taken as of and subsequent to December 31, 2002 to improve the situation including, the $500,000 conversion of shareholder note to equity, treated as a capital contribution, the replacement of the Comerica line of credit with a new financing arrangement with Greater Bay Bancorp, the moving of our corporate offices from Martinez, CA to a smaller facility in Concord, CA in November 2002, the elimination of our direct sales force, a reduction in our work force and further cuts in overhead costs, the closing of our Birmingham facility, the downsizing of our Houston operation, and changes in our management. The foregoing matters are discussed more fully in Liquidity and Capital Resources.

Critical Accounting Policies:

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that effect the amounts reported in the Consolidated Financial Statements and accompanying Notes. The Summary of Significant Accounting Policies appears in Note 1 to the Consolidated Financial Statements and describes the significant accounting polices and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but are not limited to, revenue recognition, the allowance for doubtful accounts, and deferred tax assets. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

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

Allowance for Doubtful Accounts. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of our accounts receivables and our future operating results.

Deferred Tax Assets. We evaluate our deferred tax assets for potential recoverability. We have established a valuation allowance on our deferred tax asset to the extent that we determine that it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income.


Results of Operations:

Dollars in Thousands              Years ended
--------------------              December 31
                                2002       2001
                                ----       ----
     Net Revenues
     ------------
     Data & Voice Services     $11,628    $20,056
     Recruitment Services      $   505    $ 3,274
     ---------------------     -------    -------
        Total Revenue          $12,133    $23,330

      For the twelve months ended December 31, 2002 and 2001, our revenues were $12,132,800 and $23,329,500, respectively, representing a 48% decrease. This decrease was due primarily to a 42.0% decrease in Data and Voice Services revenue for the year, and a 84.6% decrease in Recruitment Services revenue. In 2002 and as with the industry in general, revenues were affected from the overall negative trends in the marketplace. Customers deferred or cancelled major capital projects over the whole year of 2002. The decline has been partially offset by an increase in maintenance revenue from our existing customers.

      In 2002, revenue from our two largest customers accounted for approximately 44%, and 35%, respectively of total revenues. Accounts receivable balances at December 31, 2002 from these two customers represented approximately 36%, and 32%, respectively, of net accounts receivable. No other customer in 2002 accounted for more than 10% of total revenues. In 2001, revenues from our three largest customers accounted for approximately 45%, 22% and 10%, respectively, of total revenues. Accounts receivable balances at December 31, 2001 from these customers represented approximately 36%, 40% and 13%, respectively, of net accounts receivables. No other customer in 2001 accounted for more than 10% of total revenue.

Dollars in Thousands                 Years ended December 31:
--------------------
                                          Gross               Gross
                                         Profit              Profit
                                  2002   Margin     2001     Margin
                                  ----   ------     ----     ------
       Gross Profits
       -------------
       Data & Voice Service    $ 3,723    32.0%    $6,794      33.9%
       Recruitment Services    $   101    20.0%    $  674      20.6%
       --------------------    -------    ----     ------      ----
       Total Gross Profits     $ 3,824    31.5%    $7,468      32.0%


For the twelve months ended December 31, 2002 and 2001, cost of revenues were $8,308,400 and $15,861,700, respectively, representing a decrease of 47.6%. Conversely, our gross profit for the comparable periods was $3,824,400 and $7,467,800, respectively, representing a decrease of 48.8%. Gross profit for Data and Voice Services were $3,723,200 or 32.0% of revenue, for the twelve months ended December 31, 2002 as compared with $6,794,100 and 33.9%, respectively, for the twelve months ended December 31, 2001. The decrease in margin was due to a higher utilization of subcontracted technical labor on large projects. Gross profit and margin for Recruitment Services were $101,200 and 20.0%, respectively for the twelve months ended December 31, 2002 as compared with $673,700 and 20.6%, respectively, for the twelve months ended December 31, 2001.

      Selling, general and administrative ("SG&A") expenses decreased 26.7% from $7,808,800 for the twelve months ended December 31, 2001 to $5,721,200 for the twelve months ended December 31, 2002. The decrease in year over year was due to a reduction in workforce due to the unfavorable marketplace in 2002. We significantly reduced our Recruitment Services division to reflect the changes in the marketplace. We reduced our project management teams to reflect the reduced activities of our major customers. We, however, are in position to adequately respond to increased levels of activity that are expected by the 2nd half of 2003.

      Included in our annual SG&A expenses are our holding company expenses, which decreased by $85,700 from $703,200 for the twelve months ended December 31, 2001 to $617,500 for the twelve months ended December 31, 2002. The decreased expense was due primarily to a decrease in legal and accounting costs. SG&A expenses for ICF's operations decreased from $7,105,600 for the twelve months ended December 31, 2001 to $5,103,700 for the twelve months ended December 31,2002.

      Depreciation expenses were $319,800 and $336,100 for the twelve months ended December 31, 2002 and 2001, respectively. This decrease was due to modest purchases of additional field service and new office equipment. We expect that depreciation will continue to decrease slightly in dollar terms as a result of modest additional investments in capital equipment.

      Amortization expense and other non-cash charges were $1,400 and $2,400 for the twelve months ended December 31, 2002 and 2001, respectively.

Dollars in Thousands                Twelve Months ended
--------------------                    December 31
                                      2002       2001
                                      ----       ----

Operating (Loss)                   $(2,218)     $(680)

      For the year ended December 31, 2002, the Operating Loss increased 226% to a loss of $(2,218,000) from $ (679,500) in the comparable fiscal year ended December 31, 2001.

      Interest Income decreased from $500 for the fiscal year ended December 31, 2001 to $100 for fiscal year ended December 31, 2002.

Interest Expense decreased for fiscal year ended December 31, 2002 to $169,700 from $392,400 for the fiscal year ended December 31, 2001. Interest Expense for our bank borrowings decreased from $314,000 in 2001 to $109,000 in 2002 due to decreased utilization on our line of credit borrowings and lower interest rates. Interest Expense - Related Party decreased to $60,700 from $78,400 due to a reduction of the interest rate from 10% in 2001 to 8% in 2002. Approximately $1,400 related to amortization charges, while $59,300 was actual interest expense paid on the Related Party Loans.

      Other Income (Expense) is comprised mostly of bank fees and charges associated with our line of credit, offset by miscellaneous income for the period, which resulted in an expense of $83,500 for fiscal year ended December 31, 2001, versus an expense of $61,000 for the fiscal year ended December 31, 2002.

      An Income Tax credit of $326,200 was taken for the fiscal year ended December 31, 2001 due to availability of a net operating loss carry-back to 2000. The amount of income tax benefit recognized for the fiscal year 2002 of approximately $404,000 represents the refundable income taxes that the Company expects to receive in 2003 upon filing the Company's income tax returns for the year ended December 31, 2002. We have provided a 100% valuation allowance in our deferred tax assets as we are unable to conclude that it is more likely than not that such deferred tax assets will be realized.

      Net Loss amounted to $2,044,200, or $.10 per share for the fiscal year ended December 31, 2002 versus a Net Loss of $828,700, or $.05 per share for the fiscal year ended December 31, 2001.

Liquidity and Capital Resources

      We have incurred operating losses during 2002 and 2001 and, as of April 1, 2003, we have limited additional financing available to us under our current accounts receivable financing facility in order to fund any additional cash required for our operations or otherwise. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management has taken steps as of and subsequent to December 31, 2002 to improve the situation including, the $500,000 conversion of shareholder note to equity, treated as a capital contribution, the replacement of the Comerica line of credit with a new financing arrangement with Greater Bay Bancorp, the moving of our corporate offices from Martinez, CA to a smaller facility in Concord, CA in November 2002, the elimation of our direct sales force, a reduction in our work force and further cuts in overhead costs, the closing of our Birmingham facility, the downsizing of our Houston operation, and changes in our management. Any temporary lack of available financing could have a materially unfavorable effect on the Company's financial statements. Our long-term prospects are dependent upon a return to profitability and/or the ability to raise additional capital as necessary to finance operations. The consolidated financial statements included in this annual report do not include any adjustments that might result from the outcome of this uncertainty.

      Cash and cash equivalents decreased to $29,400 at December 31, 2002 compared to $200,700 at December 31, 2001.

      Cash Flows From Operating Activities: For the twelve months ended December 31, 2002, cash generated from operating activities was $896,000 which resulted primarily from our net loss for fiscal year 2002 of $2,044,200, offset by non-cash charges of $405,400, by our decrease in operating assets of $2,380,200 and by our growth in liabilities of $154,600, primarily increases in customer deposits and payables of $455,600.

      Accounts receivable decreased $2,347,800 due to decreased sales in 2002 as well as an increased emphasis on collection of receivables by management. Accounts Payable also increased $185,400 due to increased use of trade credit, and there was an increase in customer deposits of $270,200.

      Cash Flows From Investing Activities: For the year ended December 31, 2002, net cash used for investing activities was $14,500 as a result of new equipment purchases and leasehold improvements, and deposit decreases of $2,300.

      Cash Flows From Financing Activities: For the year ended December 31, 2002, net cash used in our financing activities was $1,052,800, with an decrease in our line of credit of $1,636,100, which was partically offset by $624,500 in net proceeds from sale of common stock.

      In September of 1999, ICF secured a $3 million Line of Credit facility ("Line of Credit Facility") with Coast Business Credit, a division of Southern Pacific Bank. This credit facility had a two-year term and all amounts borrowed accrued interest at the bank's prime rate plus 2%. The Line of Credit Facility is secured by substantially all of ICF's assets and contains customary covenants and restrictions. The Line of Credit Facility has been used to support working capital. Subsequent to December 31, 2001, the Company (i) raised approximately $650,000 in a private placement of its common stock with various accredited investors,(ii) paid off its Line of Credit Facility with Coast Business Credit, and (iii) secured a $2,000,000 revolving line of credit under a Revolving Credit Loan & Security Agreement with Comerica Bank ("Agreement") that expires in February 2003. The borrowings under the Agreement are limited to no more than 80% of eligible accounts receivable (as defined in the agreement), bear interest at the bank's prime rate plus 2.0% (6.25% as of December 31, 2002) and are collateralized by the Company's accounts receivable, inventories, and property and equipment. The Agreement contains certain restrictive covenants, which require , among other things, that we maintain certain financial ratios pertaining to tangible net worth (as defined), debt to tangible net worth (as defined), and current ratio, and maintain certain minimum levels of tangible net worth (as defined) and net income (as defined). We were not profitable in 2002 and did not meet the covenants pertaining to net income and current ratio (as defined in the Agreement). The Bank waived the net income covenant and current ratio for the first quarter of 2002, but the Company did not receive a subsequent waiver. We have not been able to satisfy all financial covenants since then and continue to be in default and the Bank has the right to exercise various remedies afforded under the Agreement, including the right to demand immediate payment in full of the then outstanding balance under the line of credit. On December 6, 2002, we received notice that we were still in default on various terms of the Agreement. On February 7, 2003, we executed a modification of the Agreement which, provided, among other terms, a reduction in the borrowing base, as defined in the Agreement, to 70%, with a further reduction to 60% in certain situations, a reduction in the credit limit to $750,000, with a further reduction to $550,000 in certain situations, and a modification to the termination date to March 14, 2003. We paid off the balance of monies due Comerica on February 27, 2003. In February 2003, we entered into a one year accounts receivable financing facility with a division of Greater Bay Bancorp to replace our facility with Comerica. The Agreement with Greater Bay Bancorp provides, among its terms, a $1,000,000 financing facility with a borrowing formula of 80% of eligible receivables, collateralized with a first lien on all assets. The finance fees on this Greater Bay Bancorp facility are 1.5% per month on average daily cash balances with an additional administrative fee and an annual commitment fee. There are no financial covenants under this facility. Any temporary lack of financing could have a materially unfavorable effect on the Company's financial statements. The Company's long-term prospects are dependent upon a return to profitability and/or the ability to raise additional capital as necessary to finance our operations.

      Our long-term liabilities include $250,000 in Related Party Subordinated Notes Payable. In consideration for the sale of ICF to us, the two principal owners of ICF, William M. Burns and Charles E. Lincoln, received an aggregate of $14,000,000, payable as follows: $1,500,000 in cash at the closing of the transaction; $1,500,000 in promissory notes due and payable January 5, 1999, secured by all of our accounts receivable; $1,000,000 in promissory notes due and payable January 4, 1999; $1,000,000 in promissory notes due and payable August 17, 1999; and 6,493,506 shares of our common stock valued at $9,000,000 or $1.386 per share. We were unable to pay off the January 4, 1999, and January 5, 1999, promissory notes as of their maturity dates. On August 10, 1999, we entered into an agreement with Messrs. Burns and Lincoln, to refinance these notes with new notes under different terms and conditions. Specifically, we agreed with Messrs. Burns and Lincoln to extend the term of each note to three years, payable in full on the third anniversary (i.e., August 10, 2002). Interest accrued at 10% per annum on these Notes and was paid monthly. On April 23, 2000, we prepaid the promissory notes due to Mr. Lincoln in full, amounting to $1,750,000 plus accrued interest, in connection with the termination of Mr. Lincoln's employment. On May 10, 2000, we partially prepaid the promissory notes due to Mr. Burns in the amount of $1,000,000 plus accrued interest, bringing the current total of Related Party Subordinated Notes Payable to $750,000.

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

      In December 2002, Mr. Burns (1) reduced the principal amount of his Note from $750,000 to $250,000 and reduced the interest rate from 8% to 4% per annum as of December 28, 2002, (2) agreed to be paid as follows: (a) $25,000 on or before March 31, 2003, and (b) the remaining balance to be paid on the original due date of the Note, and (3) received 1,785,000 shares of fully paid common stock of the Company in return for Cancellation of $500,000 of Mr. Burn's note.

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

      Our net working capital at December 31, 2002 was $422,500, representing a decrease of $1,146,600 over December 31, 2001. We believe that our current anticipated cash flow from operations plus our present sources of liquidity from current assets, and funds from the Line of Credit Facility, our refundable income taxes,and sale of Series A Preferred Stock should be sufficient to finance operations for the foreseeable future and meet our short-term obligations.

      In the year 2002, we have depended on two large customers for the majority of our revenue. A loss of either one could have a material effect on our liquidity. While from time to time we may experience delays in the collection of our accounts receivable from our major customers, due to the quality of these major customers, the collectability of our accounts receivable has not been a problem.

      The following table discloses our contractual commitments relating to lease obligations and long-term debt for future periods (See footnote 4 and 6):

              Year ending
              December 31,
                  2003              $         349,200
-----------------------------------------------------
                  2004                        554,000
-----------------------------------------------------
                  2005                        228,500
-----------------------------------------------------
                  2006                        117,600
-----------------------------------------------------
                  2007                         97,500
-----------------------------------------------------
                                    $       1,346,800
                                    =================
-----------------------------------------------------

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Officers and Directors

      Set forth below is information concerning each of our Directors and officers as of April 15, 2003:

Name                      Age          Position
----                      ---          ---------------------------
Janice B.Fuellhart        55           Chairman of the Board, Chief Executive
                                         Officer, President
Steven Richman            60           Director
William M. Burns          44           Director
Paul E. Graf              35           Director
Christopher R. Smith      39           Director
Marc Dell'Immagine        46           Controller, Principal Accounting Officer

      Janice B. Fuellhart, age 55, has been our Chairman and a member of the Board of COMC since February 28, 2003. Ms. Fuellhart was also appointed Chairman, CEO and President of ICF Communication Solutions, Inc., our wholly owned operating subsidiary on February 28, 2003. Upon the acceptance of Mr. Smith's resignation, Ms. Fuellhart was appointed CEO and President of COMC. Previously, Ms. Fuellhart served as Executive Chairman of PageOne Communications in London, England and CEO of USA Mobile Communications headquartered in Ohio, and President and Chief Operating Officer of Cable Systems USA based in Pennsylvania. Ms. Fuellhart is a private investor primarily in the telecommunications industry. Ms. Fuellhart received a BA degree from Clarion University of Pennsylvania and as well being a recipient of an Honorary Doctor of Letters from Clarion University.

      Steven Richman, age 60, is the principal owner and has served as the Chief Executive Officer of Fabric Resources International for more than the past five years. Mr. Richman is an active investor in the telecom industry. Mr. Richman was the co-founder and an officer of Cable Systems USA, an officer of Cellular Systems USA, and a Director of USA Mobile Communications Holdings, Inc., Phonetel, Inc., and Cable Systems USA II. Mr. Richman received his BS degree from Cornell University.

      William M. Burns, age 44, was the Chairman of the Board of COMC until he stepped down from that position on February 28, 2003. Mr. Burns became one of our Directors in 1997. Mr. Burns was also a co-founder in 1989 of and is now the Executive Vice-President and Chief Operating Officer of our wholly owned subsidiary ICF. Mr. Burns has over eighteen years of experience in the communications industry, starting ICF's predecessor in 1988. Prior to that, Mr. Burns held technical and management positions at the PacTel-PacBell Company. Prior to that he was employed at John Jackson Enterprises in Sacramento from 1978 through 1986. Mr. Burns attended four years of college at Rockland, California.

      Paul E. Graf, age 35, is a private investor and has served on the Board of Directors of Choice Media and various other private enterprises. Mr. Graf was founder, Chairman and CEO of Portalvision, Inc.,an internet community software development company from August,1999 until May 2002. Prior to Portalvision, Mr. Graf was a Public Equity Portfolio Manager and Venture Capital investor in New York, NY from 1997 to 1999. Mr. Graf received his BS in Business from Lehigh University in 1989.

      Christopher R. Smith, age 39, is one of our Directors. Until the acceptance of his resignation that was offered to the Board on February 28, 2003 and subsequently accepted by the current Chairman, Mr. Smith was Chief Executive Officer and President and Acting Chief Financial Officer of COMC. Mr. Smith previously held officer positions at ICF until February 28, 2003 when Ms. Fuellhart became President and Mr. Burns became Executive Vice President and COO, respectively, of ICF. Mr. Smith was responsible for our day to day management, acquisitions and strategic planning. Mr. Smith became one of our Directors in November of 1999. Prior to joining us in 1999, Mr. Smith spent over seven years as a Managing Director with Wafra Partners, L.P., a New York-based private equity investment fund. Prior to joining Wafra, Mr. Smith was a Vice President with Kouri Capital, Inc., a private merchant bank group. Mr. Smith also held senior positions with Lambert Brussels Capital Corp. (an affiliate of Drexel Burnham Lambert) and First Union Corporation. Mr. Smith earned his degree in finance and accounting from Florida State University in 1985.


      Marc Dell'Immagine, age 46, is our Controller and Principal Accounting Officer. Mr. Dell'Immagine is responsible for the financial management, contract management, treasury and financial reporting. Prior to joining us in November 2001, Mr. Dell'Immagine spent sixteen years in public accounting with a local CPA firm. Mr. Dell'Immagine has had experience in dealing with a wide array of businesses in various industries. Mr. Dell'Immagine has a BS degree in accounting from Hayward State University.

Board of Directors

      Our By-laws provide that our Board of Directors shall be composed of five to seven members. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified. Our By-laws permit the Board of Directors to fill any vacancy and the new director may serve until the next annual meeting of stockholders or until his successor is elected and qualified. Since the last filing of our annual report on Form 10K, John Ackerman, Paul Bakker and Patrick Guarino have resigned from the Board of the Company.

Committees of the Board

      Our Executive Committee is made up of our entire Board of Directors, while our Audit Committee is made up of Paul E. Graf and Steven Richman. The Compensation and Option Committee consists of Paul E. Graf and William M. Burns. The Nominating Committee consists of Janice B. Fuellhart. These committees meet at least quarterly, just prior to our regularly scheduled quarterly Board meetings.

Officers

      Officers are elected by our Board of Directors and their terms of office are, except to the extent governed by employment contracts, at the discretion of the Board. The Chairman of the Company is elected by the Board of Directors and all other officers are appointed by the CEO. Presently, Janice B. Fuellhart is our Chairman and Chief Executive Officer and President of COMC and Chairman, CEO and President of ICF Communication Solutions, Inc., our wholly owned operating subsidiary. William M. Burns is Executive Vice-President and Chief Operating Officer of ICF Communication Solutions, Inc. Marc Dell'Immagine is our Controller and Principal Accounting Officer.

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

Summary Compensation

      The following table sets forth the compensation we and/or ICF have paid or accrued to all executive officers during the fiscal years ended December 31, 2000, 2001 and 2002:



                                        SUMMARY COMPENSATION TABLE(1)(2)
----------------------------------------------------------------------------------------------------------------
                                                          Annual Compensation            Long-Term Compensation
----------------------------------------------------------------------------------------------------------------
          (a)                    (b)                  (c)                  (d)                     (e)
------------------------- ------------------- -------------------- --------------------  -----------------------
                              Year Ended
Name/Principal Position      December 31          Salary ($)            Bonus ($)        Restricted Stock Awards
=======================   =================== ==================== ====================  =======================
Christopher R. Smith (3),(5)     2002              149,183                 -0-                       -0-
Chief Executive Officer
President,                ------------------- -------------------- --------------------  -----------------------
 Acting CFO                      2001              149,583               25,000                      -0-
                          ------------------- -------------------- --------------------  -----------------------
                                 2000              150,385                 -0-                       -0-
----------------------------------------------------------------------------------------------------------------
William M Burns (4),(5)          2002              118,559                 -0-                       -0-
Chairman                   ------------------- -------------------- --------------------  -----------------------
                                 2001              149,583              25,000                       -0-
                           ------------------- -------------------- --------------------  -----------------------
                                 2000              150,385                 -0-                       -0-
----------------------------------------------------------------------------------------------------------------




(1) As to any named officer or director or group of executive officers, the above compensation does not include the use of an automobile and other personal benefits; the total value of which does not exceed the lesser of $50,000 or 10% of such person's or persons' cash compensation.
(2)  Pursuant to the regulations promulgated by the Securities and Exchange
     Commission, the table omits columns reserved for types of compensation not applicable to us.
(3)  Mr. Smith resigned as President and CFO of ICF on February 28, 2003 and on
     April 3, 2003, the current Chairman, on behalf of the Board, accepted Mr.
     Smith's offer to the Board to resign as CEO, President and acting CFO of COMC at the request of the Chairman, which was accepted.
(4)  Mr. Burns stepped down as Chairman of the Board on February 28, 2003. Mr.
     Burns was appointed Executive Vice-President and Chief Operating Officer of
     ICF on February 28, 2003.
(5) Ms. Janice Fuellhart was appointed to the Board of Directors of COMC and ICF on February 28, 2003 and also appointed Chairman of COMC. Ms. Fuellhart was also appointed Chairman, CEO and President of ICF on February 28, 2003.
     Upon the acceptance of Mr. Smith's resignation from COMC, Ms. Fuellhart became President and CEO of COMC.

      For discussion on options held and employment contracts for executive officers, see Item 11 below.

Aggregate Option Exercises in 2002 and Fiscal Year-End Option Values

         No options granted to employees, officers and directors were exercised during the year ended December 31, 2002. In March 2003, William Burns exchanged
376,623 options for 216,370 shares of common stock of COMC.

      From April 17, 2000, through May 15, 2000, we raised approximately
$1,320,000 through a private placement of 1,320,000 shares of our common stock and options to purchase 660,000 shares of our common stock for $1.00 per share with various accredited investors (the "Investors"). The options are exercisable at any time within the next five years. On April 26, 2000, some of the Investors exercised options and purchased 472,500 shares of common stock under their option agreements. In connection therewith, 236,250 shares of our common stock were surrendered to us at the April 26, 2000 OTCBB closing price of $2.00 per share in a "cashless" transaction and in full payment of the $472,500 due from exercise. Consequently, only 236,250 shares of common stock were issued as a result of this exercise of options. As of December 31, 2001 and based upon the above referenced transactions, we had a total of 21,193,991 shares of common stock issued, of which 3,801,237 were held in Treasury.

Fiscal Year-End Option Values

      The following table shows the value of unexercised stock options held by the executive officers named in the Summary Compensation Table as of December
31, 2002. No options held by such individuals were exercised during 2002.

                             Number of Shares of Common            Value of Unexercised
                            Stock Underlying Unexercised           In-the-Money Options
                            Options at December 31, 2002          at December 31, 2002(1)
                            ---------------------------------------------------------------
Name                        Exercisable    Unexercisable       Exercisable    Unexercisable
----                        -----------    -------------       -----------    -------------

Christopher R. Smith .....    2,463,896               --        $   49,278               --
William M. Burns (2)......      376,623               --        $    7,532               --


---------

(1) Market value of underlying securities at exercise date or fiscal year end, as the case may be, minus the exercise price.

(2) In March 2003, Mr. Burns exchanged 376,623 options for 216,370 shares of common stock.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The table below sets forth, as of December 31, 2002, information regarding the beneficial ownership of our Common Stock based upon the most recent information available to us for: (i) each person known by us to own beneficially more than five (5%) percent of our outstanding Common Stock after giving effect to all exercisable stock options and warrants, (ii) each of our officers and directors and (iii) all of our officers, directors and 5% shareholders as a group. Unless otherwise indicated in the footnotes, the address for all parties is c/o COMC, Inc., 4030 Pike Lane, Suite C, Concord, CA 94520.

                                       Shares Owned Beneficially
                                              and of Record
                                 ---------------------------------------
                                                    No. of        % of
Name                             Class         Shares Owned       Total
--------------------             -----         ------------       -----

John J. Ackerman (1)             Common Stock     1,983,252        8.39%
Christopher Whitman              Common Stock     1,200,000        5.08%
William M. Burns (2)             Common Stock     3,623,376       15.09%
Charles E. Lincoln (3)           Common Stock     3,623,376       15.09%
Christopher R. Smith(4)          Common Stock     3,336,846       12.79%
Marvin P. Loeb (5)               Common Stock     1,544,298        6.53%
Paul E. Graf                     Common Stock       520,000        2.19%

All Five Percent Holders,        Common Stock    16,057,848       58.64%
Officers and Directors as a
Group (7 persons)


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

(3) Includes 3,246,753 shares of Common Stock held by a trust of which Mr. Lincoln is a trustee and beneficiary, and 376,623 shares of which Mr. Lincoln has the right personally to purchase upon exercise of options that are currently exercisable

(4) Includes 872,950 shares of Common Stock that Mr. Smith owns of record, and 2,463,886 shares Mr. Smith has a right to purchase upon exercise of options that are currently exercisable.

(5) Includes 56,127 shares of Common Stock held by the Marvin P. Loeb Irrevocable Living Trust, of which Mr. Loeb is the sole trustee, and by Mr. Loeb as nominee for his children. Mr. Loeb disclaims beneficial ownership in such shares.

(6) The Company is currently reviewing all of its option agreements.


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

      Based upon the above referenced transactions entered into on August 10, 1999, the total number of our shares issued and outstanding was 19,401,491. Mr. Ackerman's stock ownership decreased from 8,000,200 to 3,333,252. Mr. Smith owned 200,000 shares and had an option to purchase an additional 2,463,896 shares. Other accredited investors purchased a total of 800,000 shares from Mr. Ackerman at $.50 per share. Mr. Ackerman used a portion of the proceeds from such sales to re-pay the balance of a loan that we made to Mr. Ackerman, which, at the time of re-payment, equaled $114,281. Gramercy purchased 15,000 shares from Mr. Ackerman at $.50 per share and acquired the option to purchase an additional 434,806 shares from us. Messrs. Burns and Lincoln were granted options to purchase 376,623 shares each from us.

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


         In December 2002, Mr. Burns (1) reduced the principal amount of his Note from $750,000 to $250,000 and reduced the interest rate from 8% to 4% per annum as of December 28, 2002, (2) agreed to be paid as follows (a) $25,000 on or before March 31, 2003, and (b) the remaining balance to be paid on the original due date of the Note, and (3) received 1,785,000 shares of fully paid common stock of the Company.

         At the Board of Directors Meeting on February 28, 2003, the Board authorized Management to raise up to $750,000 of equity from the sale of Series A Preferred Stock with a five-year term in COMC at a price of approximately $.03 per share. At that time, the Company had incurred additional net losses for the first nine months of 2002 of $1,552,500 on an unaudited basis and expected a loss in the fourth quarter of 2002. Prior to the Board Meeting, our Common Stock had traded between $.06 and $.09 per share in January and February 2003 and as low as $.04 per share in the fourth quarter of 2002. Management's negotiations with institutional investors yielded little response and private investors negotiated a price of $.286 per share of Series A Stock with a five-year term. In March 2003, we raised $312,500 through a private placement of 1,092,657.34 shares of Series A Preferred Stock with a five-year term for $.286 per share with various accredited investors (the "Investors"). Each share of Series A Preferred Stock-5 Year Term is convertible into 10 shares of Common Stock and has a pay-in kind dividend and a vote equivalent to 20 shares of common stock. Each investor has the right to increase his purchase by 25% for a 90 day period from the purchase date.

         As of December 31, 2002 and March 31, 2003, there are no voting agreements in effect and all previous Ones have expired or been cancelled.

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

      (b) Reports on Form 8-K. None.

ITEM 14. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer, to the best of her knowledge, and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing of this report. Based upon that evaluation, the principal executive officer, to the best of her knowledge, and principal financial officer have concluded that our disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                            COMC, Inc. and Subsidiary

                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


       Report of Independent Certified Public Accountants                   F-2

       Financial Statements

              Consolidated Balance Sheets                             F-3 - F-4
              Consolidated Statements of Operations                         F-5
              Consolidated Statements of Shareholders' Equity               F-6
              Consolidated Statements of Cash Flows                         F-7
              Notes to Consolidated Financial Statements             F-8 - F-23

Report of Independent Certified Public Accountants

The Board of Directors and Shareholders of
COMC, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of COMC, Inc. and its wholly owned subsidiary, ICF Communication Solutions, Inc. (Subsidiary) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of COMC, Inc. and Subsidiary as of December 31, 2002 and 2001, and the results of their operations and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As discussed in Note 2 to the financial statements, the Company has incurred operating and net losses in 2002 and 2001. Further, the Company has limited additional financing available under its current accounts receivable financing facility in order to fund any additional cash required for its operations or otherwise. These matters raise substantial doubt about the ability of the Company to continue as a going concern. Management's plan in regard to these matters is also described in Note
2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BDO Seidman, LLP
San Jose, California
April 11, 2003

                            COMC, Inc. and Subsidiary

                           Consolidated Balance Sheets

--------------------------------------------------------------------------------
December 31,                                               2002         2001
--------------------------------------------------------------------------------
Assets (Notes 2 and 4)

Current:
     Cash and cash equivalents (Note 11)               $    29,400   $   200,700
     Accounts receivable, less allowance for
        doubtful accounts of $58,300 and $75,000
        (Note 11)                                        1,404,900     3,693,600
     Unbilled receivables, net                             592,600       635,000
     Inventories                                           144,100       198,900
     Prepaid expenses and other current assets             107,000        84,600
     Refundable income taxes                               400,900       404,100
     Deferred income taxes (Note 9)                         50,000       129,900
--------------------------------------------------------------------------------
Total Current Assets                                     2,728,900     5,346,800

Property and Equipment, net (Note 3)                       724,000       900,200

Other Assets (Note 7)                                       71,600        75,300
--------------------------------------------------------------------------------
                                                        $3,524,500   $ 6,322,300
================================================================================

          See accompanying notes to consolidated financial statements.

                            COMC, Inc. and Subsidiary

                           Consolidated Balance Sheets

-------------------------------------------------------------------------------------------
December 31,                                                        2002           2001
-------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity (Note 2)

Current Liabilities:
    Bank borrowings (Note 4)                                  $      27,100    $  1,663,200
    Accounts payable                                              1,037,900         852,500
    Accrued expenses (Note 5)                                       613,900         849,300
    Current portion of long-term debt (Note 4)                       38,900          25,500
    Customer deposits                                               588,600         318,400
    Accrued interest due related party (Note 7)                          --          68,800
-------------------------------------------------------------------------------------------
Total Current Liabilities                                         2,306,400       3,777,700

Long-term Debt, less current portion (Note 4)                        84,500          12,300

Related Party Subordinated Notes Payable (Note 7)                   250,000         750,000

Deferred Income Taxes (Note 9)                                       50,000          72,000
-------------------------------------------------------------------------------------------
Total Liabilities                                                 2,690,900       4,612,000
-------------------------------------------------------------------------------------------
Commitments and Contingencies (Notes 4, 6, 8, and 10)

Series A Redeemable Preferred Stock (Note 10)                            --              --

Shareholders' Equity (Notes 7 and 10):
    Common stock, $.01 par value; 40,000,000 shares
      authorized; 27,433,958 and 21,193,991 shares issued;
        23,632,721 and 17,392,754 shares outstanding                274,300         211,900
Additional paid-in capital                                       16,832,600      15,727,500
Accumulated deficit                                             (14,021,000)    (11,976,800)
Treasury stock at cost; 3,801,237 and 3,801,237 shares           (2,252,300)     (2,252,300)
-------------------------------------------------------------------------------------------
Total Shareholders' Equity                                          833,600       1,710,300
-------------------------------------------------------------------------------------------
                                                               $  3,524,500    $  6,322,300
===========================================================================================


          See accompanying notes to consolidated financial statements.









                            COMC, Inc. and Subsidiary

                      Consolidated Statements of Operations

--------------------------------------------------------------------------------
Years Ended December 31,                                2002           2001
--------------------------------------------------------------------------------

Revenues (Note 11):
     Data and voice services                       $ 11,627,600    $ 20,055,800
     Recruitment services                               505,200       3,273,700
--------------------------------------------------------------------------------
                                                     12,132,800      23,329,500
--------------------------------------------------------------------------------
Cost of Revenues:
     Data and voice services                          7,904,400      13,261,700
     Recruitment services                               404,000       2,600,000
--------------------------------------------------------------------------------
                                                      8,308,400      15,861,700
--------------------------------------------------------------------------------
Gross Profit                                          3,824,400       7,467,800
--------------------------------------------------------------------------------
Operating Expenses:
     Selling, general, and administrative             5,721,200       7,808,800
     Noncash expenses:
        Depreciation and amortization (Note 3)          321,200         338,500
--------------------------------------------------------------------------------
                                                      6,042,400       8,147,300
--------------------------------------------------------------------------------
(Loss) From Operations                               (2,218,000)       (679,500)
--------------------------------------------------------------------------------
Other Income (Expense):
     Interest income                                        100             500
     Interest expense (Note 4)                         (109,000)       (314,000)
     Interest expense, related party (Note 7)           (60,700)        (78,400)
     Other                                              (61,000)        (83,500)
--------------------------------------------------------------------------------
                                                       (230,600)       (475,400)
--------------------------------------------------------------------------------
(Loss) Before Provision for Income Taxes             (2,448,600)     (1,154,900)

Income Tax Benefit (Note 9)                            (404,400)       (326,200)
--------------------------------------------------------------------------------
Net (Loss)                                         $ (2,044,200)      $(828,700)
================================================================================
Basic (Loss) per Common Share                      $      (0.10)    $     (0.05)
Diluted (Loss) per Common Share                    $      (0.10)    $     (0.05)
================================================================================
Basic Weighted-Average Common Shares Outstanding     21,128,337      17,392,754
Diluted Weighted-Average Common Shares Outstanding   21,128,337      17,392,754
================================================================================

          See accompanying notes to consolidated financial statements.


                                       F-5







                                                COMC, Inc. and Subsidiary

                                     Consolidated Statements of Shareholders' Equity

                                                   (Notes 7 and 10)


------------------------------------------------------------------------------------------------------------------------------------
                                      Common Stock          Additional                          Treasury Stock
                              --------------------------     Paid-in       Accumulated    ---------------------------
                                 Shares        Amount        Capital         Deficit        Shares     Amount          Total
------------------------------------------------------------------------------------------------------------------------------------
Balances, January 1, 2001     21,193,991   $    211,900   $ 15,727,500    $(11,148,100)    (3,801,237) $(2,252,300)   $  2,539,000

Net loss                            --             --             --          (828,700)            --           --        (828,700)
----------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2001   21,193,991        211,900     15,727,500     (11,976,800)    (3,801,237)  (2,252,300)      1,710,300

Proceeds from issuance of
  common stock in private
  placement (net)              4,329,967         43,400        581,100              --            --           --          624,500

Issuance of shares for debt
  conversion - related party   1,785,000         17,800        512,700              --            --           --          530,500

Issuance of shares for
  services                       125,000          1,200         11,300              --            --           --           12,500

Net loss                              --             --             --      (2,044,200)           --           --       (2,044,200)
----------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2002   27,433,958   $    274,300   $ 16,832,600    $(14,021,000)   (3,801,237) $(2,252,300)    $    833,600
====================================================================================================================================

          See accompanying notes to consolidated financial statements.









                            COMC, Inc. and Subsidiary

                      Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                                    2002                   2001
--------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
     Net (Loss)                                                                         $ (2,044,200)        $   (828,700)
     Adjustments to reconcile net (loss) to net cash
        provided by (used in) operating activities:
           Amortization of deferred finance charge                                             1,400                2,400
           Depreciation and amortization                                                     319,800              336,100
           Issuance of common stock for interest                                              30,500                   --
           Issuance of common stock for services                                              12,500                   --
           Provision for doubtful accounts                                                   (16,700)            (148,200)
           Deferred income tax                                                                57,900              129,500
           Changes in operating assets and liabilities:
              Accounts and unbilled receivable                                             2,347,800            4,204,000
              Inventories                                                                     54,800               31,200
              Prepaid expenses and other current assets                                      (22,400)              86,000
              Accounts payable                                                               185,400           (1,885,800)
              Accrued expenses                                                              (235,400)            (127,800)
              Income taxes refundable                                                          3,200             (314,400)
              Customer deposits                                                              270,200           (2,261,600)
              Accrued interest due related party                                             (68,800)              68,800
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used in) Operating Activities                                          896,000             (708,500)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
     Deposits                                                                                  2,300               13,400
     Proceeds from sale of property and equipment                                                 --                2,100
     Purchase of property and equipment                                                      (16,800)             (93,800)
------------------------------------------------------------------------------------------------------------------------------------
Net Cash (Used In) Investing Activities                                                      (14,500)             (78,300)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
     Proceeds from sale of common stock, net                                                 624,500                   --
     Advances from bank loans and other credit institution                                13,900,000           25,341,300
     Repayments on bank loans and other credit institution                               (15,536,100)         (24,657,800)
     Payments for long-term debts                                                            (41,200)             (27,500)
------------------------------------------------------------------------------------------------------------------------------------
Net Cash (Used in) Provided By Financing Activities                                       (1,052,800)             656,000
------------------------------------------------------------------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents                                                   (171,300)            (130,800)
Cash and Cash Equivalents, beginning of year                                                 200,700              331,500
------------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, end of year                                                  $     29,400         $    200,700
====================================================================================================================================
Cash Paid For:
     Interest                                                                           $    169,800         $    323,600
     Income taxes                                                                       $   (471,000)        $     38,200
Noncash Investing and Financing Activities:
     Issuance of common stock for debt conversion and accured interest                  $    530,500         $       --
     Purchase of vehicles through issuance of long-term debt                            $    126,800         $       --
====================================================================================================================================

          See accompanying notes to consolidated financial statements.

                            COMC, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.   Summary of              The Company
     Accounting
     Policies

                             COMC, Inc. and Subsidiary (the Company) is a technology service company in the telecommunications industry with a regional service coverage area. The Company designs, implements, supports, and manages LAN/WAN computer network systems, voice communication network systems, and premise wiring for both data and voice. In addition, the Company provides customers with permanent and temporary technical professional recruitment and placement services. The Company is redirecting its business focus away from the recruitment and placement services in 2003 and is not actively seeking new customers in this area.

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

                             Revenue Recognition

                             Revenues and related costs for short-term projects (i.e. projects with duration of less than one month) are recognized as the projects are completed. Revenues generated by contracts of longer duration (typically covering periods of two-to-three months) are recognized principally on the percentage-of-completion method in the ratio that cost incurred bears to estimated cost at completion. Projects costs comprise time and materials. Out-of-pockets costs are not billed separately, rather, such costs are included in the contract price. Profit estimates are revised periodically based on changes in facts; any losses on contracts are recognized immediately. Revenue from claims is insignificant.

                             Revenue and related costs for recruitment services are recognized as services are provided.


                             Advertising Costs

                             The cost of advertising is expensed as incurred. Advertising costs for the years ended December 31, 2002 and 2001, were approximately $14,400 and $5,700, respectively.

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

                             As of December 31, 2002 and 2001, the fair values of the Company's financial instruments approximate their historical carrying amounts.

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

                             Basic and Diluted Earnings and Loss Per Common
                             Share

                             Under SFAS No. 128, the dilutive effect of stock options is excluded from the calculation of basic earnings per share. For the year ended December 31, 2002, all potential common shares were excluded from diluted earnings per share as their effects were antidilutive.

                             Comprehensive Income

                             Comprehensive income includes all changes in equity (net assets) during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealizable gain/loss of available-for-sate securities. The individual components of comprehensive income (loss) are reflected in the statements of shareholders' equity. As of December 31, 2002 and 2001, the Company did not have any accumulated other comprehensive income (loss).

                            COMC, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                    Adoption of New Accounting Pronouncements

In January 2002, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached consensus on EITF 01-14 on the topic of "Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred." This topic addresses whether reimbursements received for out-of-pocket expenses incurred should be characterized in the income statement as revenue or as a reduction of expenses incurred. The EITF concluded that reimbursements received for out of pocket expenses incurred should be characterized as revenue in the income statement. This pronouncement is applicable in financial reporting periods beginning after December 15, 2001, and comparative financial statements for prior periods are to be reclassified to comply with the guidance in this announcement. The Company historically does not separately bill its customers for out-of-pocket expenses, rather, reimbursement of such expenses is included in the contract price and recognized as revenue as a component of data and voice services. Accordingly, the implementation of EITF 01-14 will have no effect on the Company's financial statements.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit Activities," (SFAS 146) which addresses financial accounting and reporting for costs associated with exit activities and supersedes Emerging Issues Task Force (EITF) statement 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. Management does not expect the adoption of this Statement to have a material impact on the Company's consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 31, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. Management does not expect the adoption of this Interpretation to have a material impact on the Company's consolidated financial position or results of operations.

In December 2002, the FASB issued Statement No. 148, " Accounting for Stock-Based Compensation - Transition and Disclosure." (SFAS 148) This Statement amends SFAS 123, "Stock-Based Compensation," (SFAS 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ended after December 31, 2002. In compliance with SFAS 148 management has elected to continue to follow the intrinsic value method in accounting for the Company's stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion No. 25, (APB 25) "Accounting for Stock Issued to Employees."

In January 2003, the FASB issued Interpretation No. 46 (FIN 46) "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 requires disclosure of Variable Interest Entities (VIEs) in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the Company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the Company will hold a significant variable interest in, or have significant involvement with, an existing VIE. The Company does not have any entities that will require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

                            COMC, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

2. Future Prospects

The Company has incurred operating and net losses during 2002 and 2001 and, as of April 1, 2003, has limited additional financing available under its current accounts receivable financing facility in order to fund any additional cash required for its operations or otherwise. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management has taken steps as of and subsequent to December 31, 2002 to improve the situation including, the $500,000 conversion of shareholder note to equity, treated as a capital contribution, the replacement of the Comerica line of credit with a new financing arrangement with Greater Bay Bancorp, the moving of the Company's corporate offices from Martinez, California to a smaller facility in Concord, California in November 2002, the elimination of the Company's direct sales force, a reduction in the Company's work force and further cuts in overhead costs, the closing of the Company's Birmingham facility, the downsizing of the Company's Houston operation, and changes in the Company's management. Any temporary lack of available financing could have a materially unfavorable effect on the Company's financial statements. The Company's long-term prospects are dependent upon a return to profitability and/or the ability to raise additional capital as necessary to finance operations. The consolidated financial statements included in this annual report do not include any adjustments that might result from the outcome of this uncertainty.

3.   Property and             Property and equipment  consisted of the following
     Equipment                as of December 31, 2002 and 2001:

                                                                      2002               2001
                              ------------------------------------------------------------------
                              Furniture and office equipment      $  857,400          $  855,100
                              Vehicles                               565,000             427,100
                              Computer equipment                     439,100             437,100
                              Software                                75,600              74,200
                              Leasehold improvements                 205,800             242,000
                              ------------------------------------------------------------------
                                                                   2,142,900           2,035,500
                              Less accumulated depreciation
                                and amortization                   1,418,900           1,135,300
                              ------------------------------------------------------------------
                                                                  $  724,000         $   900,200
                              ------------------------------------------------------------------

4.   Financings               Line of Credit

                              The Company had a $3,000,000 revolving line of credit with a bank that expired in February 2002. The borrowings under the line of credit bear interest at the bank's prime rate plus 3.5% (8.5% as of December 31, 2001) and are collateralized by the Company's accounts receivable, inventories, and property and equipment. The Agreement contains certain restrictive covenants, which require that the Company maintain certain financial ratios regarding tangible net worth and includes, among other things, restrictions as to percentages of eligible receivables. As of December 31, 2001, there was $1,336,800 available under the line of credit. During a portion of 2001, the Company was not in compliance with certain of the financial covenants, however as of December 31, 2001, the Company was in compliance with all financial covenants.

                              Subsequent to December 31, 2001, the Company (i) raised approximately $650,000 in a private placement of its common stock with various accredited investors,(ii) paid off its Line of Credit Facility with Coast Business Credit, and
                              (iii) secured a $2,000,000 revolving line of credit under a Revolving Credit Loan & Security Agreement with Comerica Bank ("Agreement") that expires in February 2003. The borrowings under the Agreement are limited to no more than 80% of eligible accounts receivable (as defined in the agreement), bear interest at the bank's prime rate plus 2.0% (6.25% as of December 31, 2002) and are collateralized by the Company's accounts receivable, inventories, and property and equipment. The Agreement contains certain restrictive covenants, which require , among other things, that the Company maintain certain financial ratios pertaining to tangible net worth (as defined), debt to tangible net worth (as defined), and current ratio, and maintain certain minimum levels of tangible net worth (as defined) and net income (as defined). The Company was not profitable in 2002 and did not meet the covenants pertaining to net income and current ratio (as defined in the Agreement). The Bank waived the net income covenant and current ratio for the first quarter of 2002, but the Company did not receive a subsequent waiver and was not able to satisfy all financial covenants since then and continued to be in default. On December 6, 2002, the Company received notice that it was were still in default on various terms of the Agreement. On February 7, 2003, the Company executed a modification of the Agreement which, provided, among other terms, a reduction in the borrowing base, as defined in the Agreement, to 70%, with a further reduction to 60% in certain situations, a reduction in the credit limit to $750,000, with a further reduction to $550,000 in certain situations, and a modification to the termination date to March 14, 2003. The Company paid off the balance of monies due Comerica on February 27, 2003.

                              In February 2003, the Company entered into a one year accounts receivable financing facility with a division of Greater Bay Bancorp to replace its facility with Comerica. The Agreement with Greater Bay Bancorp, provides, among its terms, a $1,000,000 financing facility with a borrowing formula of 80% of eligible receivables, collateralized with a first lien on all assets. The finance fees on this Greater Bay Bancorp facility are 1.5% per month (18% annual rate) on average daily cash balances with an additional administrative fee and an annual commitment fee. There are no financial covenants under this facility. Any temporary lack of financing could have a materially unfavorable effect on the Company's financial statements. The Company's long-term prospects are dependent upon a return to profitability and/or the ability to raise additional capital as necessary to finance its operations. See Note 2.

                            COMC, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


                              Debt Financing

                              From 1998 through 2002, the Company acquired twelve vehicles for a total purchase price of $216,000 under capital lease arrangements with the vehicles as security. The loans bear interest at rates ranging from 0.9% to 9.7%. Accumulated depreciation related to these vehicles was $78,000 and $41,000 as of December 31, 2002 and 2001,
                              respectively.

                    Annual maturities of the debt financing discussed above for years ending December 31, are as follows:

                                  2003   $ 38,900
                                  2004     29,000
                                  2005     31,700
                                  2006     18,900
                                  2007      4,900
                            ----------------------
                                         $123,400
                            ----------------------

5.   Accrued
     Expenses

                    Accrued expenses consisted of the following as of December 31, 2002 and 2001:

                                                              2002       2001
                    ------------------------------------------------------------
                    Accrued payroll and related expenses   $ 341,000   $ 404,800
                    Accrued vacation                         123,100     137,100
                    Accrued commissions                       18,300      35,300
                    Other                                    131,500     272,100
                    ------------------------------------------------------------
                                                           $ 613,900   $ 849,300
                    ------------------------------------------------------------


6.   Commitments
     Operating Leases
     and
     Contingencies  The Company leases certain offices under operating leases expiring on various dates through 2007. Total rent expense charged to operations was $511,200 and $479,400 in 2002 and 2001, respectively. As of December 31, 2002, the minimum future rental commitments under non-cancelable operating leases payable over the remaining terms of the operating leases are:

                    Years ending December 31,
                    ------------------------------------------------------------
                    2003                                                $310 300
                    2004                                                 275,000
                    2005                                                 196,800
                    2006                                                  98,700
                    2007                                                  92,600
                    ------------------------------------------------------------
                                                                        $973,400
                    ------------------------------------------------------------


                     Legal Matters

                     On July 25, 2001, Metropolitan Talent Agency (Metropolitan) filed a complaint against ICF Communication Solutions, Inc. ("ICF") (a wholly-owned subsidiary of COMC, Inc.) in Los Angeles Superior Court, claiming breach of contract and negligence. The complaint alleged that ICF breached a purported contract to maintain Metropolitan's telephone system and that this breach harmed Metropolitan's business.

                     On December 18, 2001, ICF filed a motion for judgment on the pleadings on Metropolitan's negligence claim. The Court heard, and granted, ICF's motion on March 6, 2002. It dismissed Metropolitan's negligence claim with prejudice and did not allow Metropolitan leave to amend the complaint. After engaging in four months of discovery, which included several dispositions, document requests and interrogatories, ICF moved for summary judgment on Metropolitan's breach of contract claim. On June 10, 2002, a week before trial was scheduled to commence, the Court heard, and granted, ICF's summary judgment motion, finding no triable evidence to support Metropolitan's breach of contract claim. The Court entered judgment in favor of ICF on June 20, 2002.

                     On July 3, 2002, ICF filed a Memorandum of Costs seeking to recover approximately $43,000 from Metropolitan in costs and expert fees. (Recovery of attorneys' fees is not permitted by statute.) The Court heard and denied Metropolitan's motion to dismiss ICF's costs on August 22, 2002, and awarded ICF those costs in full.

                            COMC, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                     Metropolitan has filed a Notice of Appeal apparently intending to challenge the trial court's rulings on ICF's motions for judgment on the pleadings and summary judgment. If Metropolitan pursues this appeal ICF will defend itself vigorously as it did at the trial court level.

                     On August 8, 2001, an ICF employee filed a complaint against Starbucks Corporation and Wells Fargo Bank (Defendants) in San Francisco Superior Court, claiming that the employee suffered wage loss, hospital and medical expenses, general damage and loss of earning capacity in unspecified amounts.

                     On March 7, 2002, the defendants filed an amendment to the cross-compliant, identifying ICF Communication Solutions, Inc. (ICF) as fictitiously named cross-defendant Roe 1.

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

                     It is ICF's position that the March, 1999 contract has no applicabilty to the claim by the former employee and that no indemnity is owed. The contractual and insurance coverage issues related to Well Fargo's indemnity claim that are somewhat unclear, and it is likely that Kemper will seek to reach a compromise settlement with Wells Fargo's carrier rather than litigate the issue. There is presently no trial date set for the indemnity claim.

                            COMC, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                    In 1999, the Company entered into a two-year employment agreement with its then Chief Financial Officer, providing among other things, an annual salary of $135,000 and 2,463,896 options to purchase common stock (Note 10), as well as annual bonuses at the discretion of the Company's Board of Directors.

                    In 1999, the Company entered into a two-year employment agreement with its then Chief Operations Officer, providing among other things, an annual salary of $135,000, as well as annual bonuses at the discretion of the Company's Board of Directors.

                    In 2001, the Company amended the employment agreement with its Chief Executive Officer and Chief Operations Officer
                    The term of the employment agreements is earlier of the due date of the Subordinated Note, repayment in full, or the sale or transfer of the note by the Chief Operating Officer. See Note 7.

7. Transactions     In August 1998, the Company entered into a series of six
   with Related     With Related notes aggregating $3,500,000 with the
   Parties          Company's President Parties and the Company's Chief
                    Operating Officer as part of the Merger discussed in Note
                    1. These notes bore interest at 10%, and had original maturity dates of either January 1999 or August 1999. In
                    1999, the Company canceled the aforementioned notes and issued two unsecured 10% notes payable for $1,750,000 each to the President and the Chief Operations Officer. Under the new notes, the term of the notes was extended for three additional years (due August 2002), payable in a lump-sum amount at the end, with interest payable monthly. Should the Company default on the new notes or their interest payments, the noteholders have the right to convert the notes to common stock of the Company at $0.50 per share. In
                    1999, the Company paid off the note payable due to the Company's President in the amount of $1,750,000.
                    Additionally, the Company made principal payment in the amount of $1,000,000 on the note payable due to the Company's Chief Operations Officer. As of December 31,
                    2001, the balance outstanding on the remaining note was $750,000. On December 21, 2001, the Chief Operating Officer amended his employment contract with the company as well as the terms on his subordinated $750,000 Note with the company. The Amended subordinated note in the amount of $750,000 is due and payable on January 30, 2004. The fixed annual interest rate of the note is 8%. The term of the employment agreement is the earlier of the due date of the note, repayment in full, or the sale or transfer of the note by the Chief Operating Officer. In December 2002, the subordinated notes were modified to convert $500,000 of principal and $30,500 of accrued interest to equity in exchange for 1,785,000 shares of the Company's common stock, reduce the interest rate on the remaining $250,000 principal balance to 4% and change the due dates on the notes to $25,000 due by March 31, 2003 and the balance due on January 30, 2004.

                            COMC, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                    Interest expense associated with the above notes aggregated $60,700 and $78,400 during 2002 and 2001, respectively. As of December 31, 2002 and 2001, $0 and $68,800 were accrued on these notes, respectively.

                    In connection with the restructuring of the notes, the noteholders received 753,246 options (Note 10) to purchase common stock. The fair value of these options of approximately $361,600 has been recorded as a deferred finance charge, and is included in other assets. The deferred finance charge is being amortized as interest expense over the life of the related notes, with amortization accelerated as the notes are repaid before maturity. The Company recorded amortization expense of $1,400 and $2,400 during 2002 and 2001, respectively.

8.   Defined        In April 1997, the Company amended its defined  contribution
     Contribution   plan (the Plan) such that all  employees  were  eligible  to
     Plan           participate  in the Plan after  completing  three  months of service and attaining the age of 21. To be entitled to an allocation of employer contributions, a participant must complete 1,000 hours of service during the Plan year and must be employed by the Company on the last day of the Plan year. Employees electing to participate in the Plan may contribute up to 20% of their annual compensation.
                    Contributions to the Plan are limited to the maximum amount allowable under the provisions of the Internal Revenue Code.
                    The Company may choose to make contributions to the Plan at its discretion. During the years ended December 31, 2002 and 2001, the Company matched employee contributions totaling $0 and $51,000, respectively.

9.   Income         The components of the provision (benefit) for income taxes
     Taxes          were as follows for the years ended December 31, 2002
                    and 2001:

                    2002             Current        Deferred       Total
                    ------------------------------------------------------------
                    State           $     --        $    --       $      --
                    Federal         (404,400)            --         (404,400)
                    ------------------------------------------------------------
                                   $(404,400)       $    --      $  (404,400)
                    ------------------------------------------------------------

                    2001             Current        Deferred       Total
                    ------------------------------------------------------------
                    State           $  (4,200)       $ (17,300)   $ (21,500)
                    Federal          (451,500)         146,800     (304,700)
                    ------------------------------------------------------------
                                    $(455,700)       $ 129,500    $(326,200)
                    ------------------------------------------------------------

                            COMC, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                    The components of deferred tax assets and liabilities were as follows as of December 31, 2002 and 2001

                                                             2002       2001
                    ------------------------------------------------------------
                    Deferred tax assets:
                      State income taxes               $     1,200    $ 1,200
                      Allowance for uncollectable
                         accounts                           23,300      39,900
                      Accrued vacation                      49,200      40,900
                      Other                                 14,900      47,900
                      Net Operating Loss                   380,900          --
                    ------------------------------------------------------------
                    Gross Deferred Tax Asset               469,500     129,900
                    Less: Valuation allowance             (419,500)         --
                                                         ---------     -------
                                                            50,000     129,900
                                                         ---------     -------
                    Deferred Tax liability:
                      Depreciation                          50,000     72,000
                    ------------------------------------------------------------
                    Net Deferred Tax Asset              $       --    $57,900
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

                    The actual tax expense (benefit) differs from the expected tax expense (benefit), computed by applying the Federal corporate tax rate of 34% to income before income taxes, as follows:

                                                            2002       2001
                    -----------------------------------------------------------
                    Expected statutory tax (benefit) $(832,500) $(392,700) Net tax effect of permanent
                      differences                           49,000      79,000
                    State income taxes, net of federal
                      tax effect                          (122,400)    (61,600)
                    Change in valuation allowance          419,500         --
                    Other                                   82,000      49,100
                    -----------------------------------------------------------
                    Income tax (benefit)                 $(404,400)  $(326,200)
                    -----------------------------------------------------------

                            COMC, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

10. Shareholders'   In April and May 2000, the Company issued to various
    Common Stock    accredited investors 1,320,000 shares of common stock and
    Equity          options to purchase 660,000 shares of common stock at $1.00 per share for proceeds of $1,320,000. The options are exercisable at any time within the next five years. In April
                    2000, certain non-employee holders of 472,500 of these options elected to receive an aggregate of 236,250 shares of common stock through a cashless exercise of options. In connection with the exercise, 236,250 shares of common stock were surrendered to the Company at the then fair market value of $2.00 per share.

                    During February and March, 2002, the Company raised approximately $650,000 through a private placement of 4,329,967 shares of its common stock for $0.15 per share with various accredited investors.

                    In March 2003, the Company raised $312,500 through a private placement of 1,092,657.34 shares of Series A Redeemable Preferred Stock with a five-year term for $.286 per share with various accredited investors (the "Investors"). Each share of Series A Redeemable Preferred Stock-5 Year Term is convertible into 10 shares of Common Stock and has a pay-in-kind dividend at a dividand rate of 5% and a vote equivalent to 20 shares of common stock. Each investor has the right to increase his purchase by 25% for a 90 day period from the purchase date.

                    In December 2002, the Company issued 1,785,000 shares of common stock in excahnge for the conversion of $500,000 in notes payable and $30,500 in accrued interest to equity. See
                    Note 7.

                    In December 2002, the Company issued 125,000 shares of common stock for services.

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

                    No options granted to employees, officers and directors were exercised during the year ended December 31, 2002. In March 2003, the Chief Operating Officer exchanged 376,623 options for 216,370 shares of common stock of COMC.


                    A summary of the status of the Company's outstanding stock options as of December 31, 2002 and 2001, and changes during the years then ended is presented in the following table:

                                                              Options Outstanding
                                                        -----------------------------
                                                                         Weighted-
                                                                         Average
                                                                         Exercise
                                                        Options            Price
                    ----------------------------------------------------------------
                    Balances, January 1, 2001           3,972,987           0.15
                    Granted                             1,425,000           0.30
                    Cancelled                            (76,800)           0.31
                    ----------------------------------------------------------------
                    Balances, December 31, 2001         5,321,187        $  0.19
                    Granted                                    --             --
                    Cancelled                          (1,146,700)          0.31
                    ----------------------------------------------------------------
                    Balances, December 31, 2002         4,174,487        $  0.15
                    ----------------------------------------------------------------
                    Exercisable at year-end             4,123,537        $  0.15
                    ----------------------------------------------------------------
                    Weighted-average fair value of
                      options granted during 2002                        $    --
                                                                         -----------
                    Weighted-average fair value of
                    options granted during 2001                          $  0.31
                                                                         -----------

                            COMC, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

       Options granted under the Plan were for employees of the Company. Options granted outside the Plan during 1999 were pre-plan and issued to officers and directors of the Company. Options granted outside the Plan during 2000 were granted to investors in connection with a private placement. The Company is currently reviewing all of its option agreements.

       The following table summarizes information about stock options outstanding as of December 31, 2002:

                               Options Outstanding                     Options
                     ----------------------------------------        Exercisable
                                     Wtd. Avg.                 -----------------------
      Range of                       Remaining     Wtd.-Avg.                Wtd.-Avg.
      Exercise         Number       Contractual    Exercise      Number     Exercise
       Prices        Outstanding        Life        Prices      Exercise     Prices
     ---------------------------------------------------------------------------------

     $0.01-0.10       3,564,987       6.8 years     $  0.08     3,564,987    $  0.08
      0.11-0.30         350,000       0.0 years        0.30       331,250       0.30
      0.31-0.50          55,000       6.9 years        0.50        33,000       0.50
      0.51-1.00         204,500       2.3 years        0.98       194,300       0.99
                      ---------                     -----------------------------------
                      4,174,487                     $  0.15     4,123,537    $  0.15
                      ---------                     -----------------------------------


         SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income (loss) and earnings (loss) per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No.123. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option pricing-model with the following weighted average assumptions used for grants in 2001: dividend yield of 0; expected volatility of 170%; risk-free interest rate of 5.3% and expected lives of five years for all plan options. Under the accounting provisions of SFAS No. 123, the Company's pro forma net loss and the basic and diluted net loss per common share would have been adjusted to the pro forma amounts below.

                                                         2002            2001
     ---------------------------------------------------------------------------
     Net Income (loss):
       As reported                                 $(2,044,200)    $  (828,700)

       Add:  Stock-based employee compensation
              expense included in reported net loss         --              --
       Deduct:  Total stock-based employee
                compensation  expense determined
                under fair value based method
                for all awards                         (40,000)       (280,000)
                                                    ----------      ----------
       Pro forma                                    (2,084,200)     (1,108,700)
                                                    ==========      ==========

     Basic earnings (loss) per share:
       As reported                                       (0.10)          (0.05)
       Pro forma                                         (0.10)          (0.06)

     Diluted earnings (loss) per share:
       As reported                                       (0.10)          (0.05)
       Pro forma                                         (0.10)          (0.06)


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

                    In 2002, revenue from the Company's two largest customers accounted for approximately 44%, and 35%, respectively of total revenues. Accounts receivable balances at December 31, 2002 from these two customers represented approximately 36%, and 32%, respectively, of net accounts receivable. No other customer in 2002 accounted for more than 10% of total revenues.

                    In 2001, revenues from the Company's three largest customers accounted for approximately 45%, 22% and 10%, respectively, of total revenues. Accounts receivable balances at December 31, 2001 from these customers represented approximately 36%, 40% and 13%, respectively, of net accounts receivables. No other customer in 2001 accounted for more than 10% of total revenue.

                    The concentrations of revenues and related receivables as of and for the year ended December 31, 2002 as described above expose the Company to a relatively greater degree of risk of loss than would be the case with greater customer diversification.


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

                            COMC, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Summarized financial information concerning the operating segments in which the Company operated as of December 31, 2002 and 2001, and for each of the years then ended is shown in the following tables:

                                                             December 31,
                                                  ------------------------------
Operating Segments                                    2002            2001
-------------------------------------------------------------------------------
Revenue:
     Data and Voice Services ...............     $ 11,627,600     $  20,055,800
     Recruitment Services ..................          505,200         3,273,700
     Corporate .............................               --                --
-------------------------------------------------------------------------------
                                                 $ 12,132,800     $  23,329,500
===============================================================================
Income (loss) from operations:
     Data and Voice Services ...............     $   (295,500)    $     937,500
     Recruitment Services ..................          (45,000)          103,200
     Corporate .............................       (1,877,100)       (1,720,600)
-------------------------------------------------------------------------------
                                                 $ (2,218,000)   $    (679,500)
===============================================================================
Total assets:
    Data and Voice Services ...............      $  3,453,800     $   6,002,500
     Recruitment Services ..................           59,000           209,000
     Corporate .............................           11,700           110,800
-------------------------------------------------------------------------------
                                                 $  3,524,500     $  6,322,300
===============================================================================
Expenditures for long-lived assets:
     Data and Voice Services ...............     $      16,800   $      93,800
     Recruitment Services ..................               --               --
     Corporate .............................               --               --
-------------------------------------------------------------------------------
                                                 $      16,800    $      93,800
===============================================================================
Depreciation and amortization:
     Data and Voice Services ...............     $     319,500    $     322,400
     Recruitment Services ..................                --            2,500
     Corporate .............................               300           11,200
-------------------------------------------------------------------------------
                                                 $     319,800    $     336,100
===============================================================================




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

                                COMC, INC.

                                By: /s/ Janice B. Fuellhart
                                   -------------------------------
                                   Janice B. Fuellhart, Chairman

Dated: April 16, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of April 16, 2003 by the following persons on behalf of Registrant and in the capacities indicated.

                                   /s/ Janice B. Fuellhart
                                   -------------------------------
                                   Janice B. Fuellhart, Chairman

                                   /s/ Steven Richman
                                   -------------------------------
                                   Steven Richman, Director

                                   /s/ Matt Burns
                                   -------------------------------
                                   William M. Burns, Director

                                   /s/ Paul Graf
                                   -------------------------------
                                   Paul E. Graf, Director

                                   *
                                   -------------------------------
                                   Christopher R. Smith, Director




_________________________
* All documents e-mailed -- Director
  not available for approval

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