Form 10QSB
period 2003-03-31
COMC INC
filed 2003-05-14
CIK 754568

================================================================================

                     THE SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X[ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: March 31, 2003

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

                             4030 Pike Lane, Suite C
                            Concord, California 94520
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (925) 849-1400
                           ---------------------------
                           (Issuer's telephone number)

               Check whether the issuer filed all reports required
          to be filed by Section 13 or 15(d) of the Securities Exchange
        Act of 1934 during the past 12 months (or for such shorter Period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

     As of May 14, 2003 a total of 30,485,328 shares of COMC's common stock were issued; 26,684,091 shares of COMC's common stock were outstanding, and
          3,801,237 shares of COMC's common stock are held in treasury.

          Transitional Small Business Disclosure Format. Yes [ ] No [X]


================================================================================

                                Table of Contents

                                      10QSB

PART I. Financial Information...............................................   2
Item 1. Financial Statements................................................   2
     Condensed Consolidated Balance Sheets..................................   2
     Condensed Consolidated Statement of Operations.........................   3
     Condensed Consolidated Statement of Cash Flows.........................   4
     Notes to Condensed Consolidated Financial Statements                      5
Item 2. Management Discussion and Analysis .................................  16
Item 3. Controls and Procedures.............................................  20
Part II. Other Information..................................................  21
Item 1. Legal Proceedings...................................................  21
Item 2. Changes in Securities...............................................  22
Item 3. Defaults Upon Senior Securities.....................................  22
Item 4. Submission of Matters to a Vote of Security Holders.................  22
Item 5. Other Information...................................................  22
Item 6. Exhibits and Reports on Form 8-K....................................  22

Signatures
Certifications
Exhibit Index
Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                            COMC, Inc. and Subsidiary

                           Condensed Consolidated Balance Sheets

                                                                            March 31,         December 31,
                                                                              2003               2002
---------------------------------------------------------------------------------------------------------
                                                                            Unaudited)
Assets

Current:
  Cash and cash equivalents                                                 $    322,000     $     29,400
  Accounts receivable, less allowance for
    doubtful accounts of $58,300
    and $58,300, respectively                                                  1,416,000        1,404,900
  Unbilled receivables, net                                                      627,900          592,600
  Inventories                                                                    122,800          144,100
  Prepaid expenses and other current assets                                      367,400          107,000
  Refundable income taxes                                                        400,900          400,900
  Deferred income taxes                                                           50,000           50,000
---------------------------------------------------------------------------------------------------------
Total Current Assets                                                           3,307,000        2,728,900
Property and Equipment, net                                                      676,200          724,000
Other Assets                                                                      52,600           71,600
---------------------------------------------------------------------------------------------------------
Total Assets                                                                $  4,035,800     $  3,524,500
---------------------------------------------------------------------------------------------------------
Liabilities, Convertible Redeemable Preferred Stock
and Shareholders' Equity

Current Liabilities:
  Bank borrowings                                                           $    869,200     $     27,100
  Accounts payable                                                             1,083,700        1,037,900
  Accrued expenses                                                               610,100          613,900
  Current portion of long-term debt                                               35,400           38,900
  Customer deposits                                                              213,200          588,600
  Accrued interest due to related party                                              800               --
---------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                      2,812,400        2,306,400
Long-term Debt, less current portion                                              77,500           84,500
Related Party Notes Payable                                                      225,000          250,000
Deferred Income Taxes                                                             50,000           50,000
---------------------------------------------------------------------------------------------------------
Total Liabilities                                                              3,164,900        2,690,900
---------------------------------------------------------------------------------------------------------


Commitments and Contingencies

Convertible Redeemable Preferred Stock:
  Series A, $.01 par value; 2,000,000 shares
  authorized; 1,148,601.4 and no shares issued and
  outstanding, respectively                                                      328,700              --

Shareholders' Equity:
  Common stock, $.01 par value; 40,000,000 shares authorized; 30,485,328 and
    27,433,958 shares issued; 26,684,091 and 23,632,721 shares outstanding,
    respectively                                                                 304,800          274,300
Additional paid-in capital                                                    16,863,100       16,832,600
Accumulated deficit                                                          (14,373,400)     (14,021,000)
Treasury stock at cost; 3,801,237 and
  3,801,237 shares, respectively                                              (2,252,300)      (2,252,300)
---------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                       542,200          833,600
---------------------------------------------------------------------------------------------------------
                                                                            $  4,035,800     $  3,524,500
---------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements

                            COMC, Inc. and Subsidiary

                      Condensed Consolidated Statement of Operations

Three Months Ended March 31,                            2003           2002
--------------------------------------------------------------------------------
                                                     (Unaudited)    (Unaudited)
Revenues:
  Data and voice services                             $2,531,200     $3,227,900
  Recruitment services                                    16,600        127,500
--------------------------------------------------------------------------------
                                                       2,547,800      3,355,400
--------------------------------------------------------------------------------

Cost of Revenues:
  Data and voice services                              1,660,800      2,034,400
  Recruitment services                                    13,400        110,900
--------------------------------------------------------------------------------
                                                       1,674,200     2,145,300
--------------------------------------------------------------------------------

Gross Profit                                             873,600      1,210,100
--------------------------------------------------------------------------------
Operating Expenses:
  Selling, general, and administrative                 1,112,100      1,573,800
  Noncash expenses:
    Depreciation and amortization                         67,800         78,400
--------------------------------------------------------------------------------
                                                       1,179,900      1,652,200
--------------------------------------------------------------------------------

Loss From Operations                                    (306,300)      (442,100)
--------------------------------------------------------------------------------
Other Income (Expense):

  Interest expense                                       (43,400)       (36,500)
  Interest expense, related party                        ( 2,500)       (21,700)
  Other                                                       --        (23,400)
--------------------------------------------------------------------------------
                                                         (45,900)       (81,600)
--------------------------------------------------------------------------------
Loss Before Provision for
  Income Taxes                                          (352,200)      (523,700)
Income Tax Benefit                                            --       (204,400)
--------------------------------------------------------------------------------
Net Loss                                              $ (352,200)    $ (319,300)
--------------------------------------------------------------------------------
Preferred Stock Dividend                              $     (200)    $      --
--------------------------------------------------------------------------------
Net Loss Available to Common Shareholders             $ (352,400)    $ (319,300)
--------------------------------------------------------------------------------

Basic and Diluted Loss Per Common Share                   $(0.01)        $(0.02)
--------------------------------------------------------------------------------
Basicand Diluted Weighted-Average Common
  Shares Outstanding                                  24,211,495     20,199,399
--------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                            COMC, Inc. and Subsidiary

                      Condensed Consolidated Statement of Cash Flows


Three Months Ended March 31,                            2003           2002
--------------------------------------------------------------------------------
                                                     (Unaudited)    (Unaudited)

Cash Flows From Operating Activities:
  Net Loss                                           $  (352,200)   $  (319,300)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
     Depreciation and amortization                        67,800         78,400
     Amortization of deferred finance charge                  --          6,500
     Issuance of common stock for services                56,700             --
     Issuance of common stock in exchange for
       stock options                                       4,300             --
     Issuance of convertible redeemable preferred
       stock for services                                 16,000             --
     Changes in operating assets and liabilities:
      Accounts and unbilled receivable                   (46,400)       822,600
      Inventories                                         21,300         21,900
      Prepaid expenses and other current assets         (260,400)      (127,900)
      Accounts payable                                    45,800       (345,300)
      Accrued expenses                                    (3,800)       (51,200)
      Income taxes payable/refundable                         --       (204,400)
      Customer deposits                                 (375,400)            --
      Other current liabilities                              800        (63,800)
--------------------------------------------------------------------------------
Net Cash Used in Operating Activities                   (825,500)      (182,500)
--------------------------------------------------------------------------------
Cash Flows From Investing Activities:
  Deposits                                                19,000        (13,300)
  Purchase of property and equipment                     (20,000)        (1,300)
--------------------------------------------------------------------------------
Net Cash Used In Investing Activities                     (1,000)       (14,600)
--------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Sale of common stock, net of offering costs                 --        623,000
  Sale of convertible redeemable preferred stock         312,500             --
  Advances from bank loans                             3,783,100      6,648,400
  Payment on Related Party Subordinated Notes            (25,000)            --
  Repayments on bank loans                            (2,941,000)    (7,114,900)
  Payments for long-term debts                           (10,500)        (6,700)
--------------------------------------------------------------------------------
Net Cash Provided By Financing
  Activities                                           1,119,100        149,800
--------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents     292,600        (47,300)
Cash and Cash Equivalents, beginning of period            29,400        200,700
--------------------------------------------------------------------------------
Cash and Cash Equivalents, end of period             $   322,000    $   153,400
--------------------------------------------------------------------------------
Cash Paid For:
   Interest                                          $    45,100    $   115,500
   Income taxes                                      $        --    $     3,700
--------------------------------------------------------------------------------
Non Cash Financing Activities:
    Accrued dividend for convertible redeemable
    Preferred stock                                  $       200             --
    Issuance of common stock in exchange for
    Stock options                                    $     4,300             --
--------------------------------------------------------------------------------


See accompanying notes to condensed consolidated financial statements.

                            COMC, Inc. and Subsidiary

                   Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

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


                             Basis of Presentation

                             The interim consolidated financial statements presented have been prepared by COMC, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of
                             (a) the results of operations for the three months ended March 31, 2003 and 2002, (b) the Company's financial position at March 31, 2003 and (c) the cash flows for the three months ended March 31, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

                             The consolidated balance sheet presented as of December 31, 2002 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's 2002 Annual Report on Form 10-KSB filed on April 17, 2003.

                             Principles of Consolidation

                             The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ICF Communication Solutions, Inc.
                             (ICF). All significant intercompany accounts and transactions have been eliminated.

                             On August 17, 1998, the Company consummated the acquisition of ICF Communication Systems, Inc.
                             (ICF). Under the terms of the Agreement and Plan of Merger dated July 24, 1998, ICF merged with and into a wholly owned subsidiary of the Company that had been especially organized for purposes of this transaction (the Merger). In connection with the Merger, ICF's name was changed to ICF Communication Solutions, Inc. In consideration for the Merger, the two principals of ICF received an aggregate payment valued at approximately $14,000,000, as follows: $1,500,000 in cash at the closing of the transaction; $3,500,000 in promissory notes due and payable throughout 1999, and 6,493,506 shares of the Company's common stock valued at $9,000,000 or $1.386 per share. The Company agreed to use its best efforts to register the shares of common stock issued in connection with the Merger. The Company defaulted on various payments of the promissory notes in 1999, and restructured the notes (see Note
                             5).

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

                            COMC, Inc. and Subsidiary

                   Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

                             Cash and Cash Equivalents

                             The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                             Inventories

                             Inventories, consisting of various parts and equipment for sale, are stated at lower of cost (determined on a first-in, first-out) or market.


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

                            COMC, Inc. and Subsidiary

                   Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

                             Income Taxes

                             Income taxes are calculated using the liability method of accounting for income taxes specified by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statements and income tax bases of assets, liabilities and carryforwards using enacted tax rates. Valuation allowances are established when necessary, to reduce deferred tax assets to the amount expected to be realized. Realization is dependent upon future pre-tax earnings, the reversal of temporary differences between book and tax income, and the expected tax rates in effect in future periods.

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

                             As of March 31, 2003 and December 31, 2002, the fair values of the Company's financial instruments approximate their historical carrying amounts.

                            COMC, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements

 -------------------------------------------------------------------------------

                             Stock-Based Compensation

                             SFAS No. 123, "Accounting for Stock-Based
                             Compensation", encourages entities to recognize compensation costs for stock-based employee compensation plans using the fair value-based method of accounting defined in SFAS No. 123, but allows for the continued use of the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". The Company continues to use the accounting prescribed by APB Opinion No. 25 and as such is required to disclose pro forma net income and earnings per share as if the fair value-based method of accounting had been applied. For stock options and certain warrants issued to nonemployees, the Company applies SFAS No. 123, using the Black-Scholes option-pricing model.

                             Basic and Diluted Earnings and Loss Per Common
                             Share

                             Under SFAS No. 128, the dilutive effect of stock options is excluded from the calculation of basic earnings per share. For the quarters ended March 31, 2003 and 2002 all potential common shares were excluded from diluted earnings per share as their effects were antidilutive, respectively.




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

                                                         2003            2002
     ---------------------------------------------------------------------------
     Net Loss Available to Common Shareholders:
       As reported                                 $  (352,400)    $  (319,300)

       Add:  Stock-based employee compensation
              expense included in reported net loss         --            --
       Deduct:  Total stock-based employee
                compensation  expense determined
                under fair value based method
                for all awards                         (10,000)         (10,000)
                                                    ----------      ----------
       Pro forma                                    $ (362,400)     $  (329,300)
                                                    ==========      ==========

     Basic earnings (loss) per share:
       As reported                                     $ (0.01)        $ (0.02)
       Pro forma                                       $ (0.01)        $ (0.02)

     Diluted earnings (loss) per share:
       As reported                                     $ (0.01)        $ (0.02)
       Pro forma                                       $ (0.01)        $ (0.02)

                            COMC, Inc. and Subsidiary

                   Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

                    Adoption of New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit Activities," which addresses financial accounting and reporting for costs associated with exit activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this Statement did not have a material impact on the Company's consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 31, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of this Interpretation did not have a material impact on the Company's consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, " Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ended after December 31, 2002. Management has elected to continue to follow the intrinsic value method in accounting for the Company's stock-based employee compensation arrangement as defined by APB 25.

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

                            COMC, Inc. and Subsidiary

                   Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

2. Future Prospects

The Company has incurred operating and net losses in the first quarter of 2003 as well as during the years 2002 and 2001. The Company has limited additional financing available under its current accounts receivable financing facility in order to fund any additional cash required for its operations or otherwise. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management has taken steps as of and subsequent to December 31, 2002 to improve the situation, including the $500,000 conversion of a shareholder note to equity, treated as a capital contribution, the replacement of the Comerica line of credit with a new financing arrangement with Greater Bay Bancorp, the moving of the Company's corporate offices from Martinez, California to a smaller facility in Concord, California in November 2002, the elimination of the Company's direct sales force, a reduction in the Company's work force and further cuts in overhead costs, the closing of the Company's Birmingham facility, the downsizing of the Company's Houston operation, and changes in the Company's management. Any temporary lack of available financing could have a materially unfavorable effect on the Company's financial statements. The Company's long-term prospects are dependent upon a return to profitability and/or the ability to raise additional capital as necessary to finance operations. The condensed consolidated financial statements included in this quarterly report do not include any adjustments that might result from the outcome of this uncertainty.




3.   Financings              Line of Credit

                             In 2002, the Company (i) raised approximately $650,000 in a private placement of its common stock with various accredited investors, and (ii) secured a $2,000,000 revolving line of credit under a Revolving Credit Loan & Security Agreement with Comerica Bank ("Agreement") that expires in February 2003. The borrowings under the Agreement are limited to no more than 80% of eligible accounts receivable (as defined in the agreement), bear interest at the bank's prime rate plus 2.0% (6.25% as of December 31, 2002) and are collateralized by the Company's accounts receivable, inventories, and property and equipment. The Agreement contains certain restrictive covenants, which require, among other things, that the Company maintain certain financial ratios pertaining to tangible net worth (as defined), debt to tangible net worth (as defined), and current ratio, and maintain certain minimum levels of tangible net worth (as defined) and net income (as defined). The Company was not profitable in 2002 and did not meet the covenants pertaining to net income and current ratio (as defined in the Agreement). The Bank waived the net income covenant and current ratio for the first quarter of 2002, but the Company did not receive a subsequent waiver and was not able to satisfy all financial covenants since then and continued to be in default. On December 6, 2002, the Company received notice that it was still in default on various terms of the Agreement. On February 7, 2003, the Company executed a modification of the Agreement which, provided, among other terms, a reduction in the borrowing base, as defined in the Agreement, to 70%, with a further reduction to 60% in certain situations, a reduction in the credit limit to $750,000, with a further reduction to $550,000 in certain situations, and a modification to the termination date to March 14, 2003. The Company paid off the balance of monies due Comerica on February 27, 2003.

                             In February 2003, the Company entered into a one year accounts receivable financing facility with Pacific Business Funding, a division of Cupertino National Bank, to replace its facility with Comerica. The Agreement with Greater Bay Bancorp provides, among its terms, a $1,000,000 financing facility with a borrowing formula of 80% of eligible receivables, collateralized with a first lien on all assets. The finance fees on this Greater Bay Bancorp facility are 1.5% per month (18% annual rate) on average daily cash balances with an additional administrative fee and an annual commitment fee. There are no financial covenants under this facility. Any temporary lack of financing could have a materially unfavorable effect on the Company's financial statements. The Company's long-term prospects are dependent upon a return to profitability and/or the ability to raise additional capital as necessary to finance its operations. See Note 2.

                            COMC, Inc. and Subsidiary

                   Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------


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
                            ----------------------
                                          $123,400
                            ----------------------



4.   Commitments    Operating Leases
     and
     Contingencies  The Company leases certain offices under operating leases expiring on various dates through 2007. Total rent expense charged to operations was $511,200 and $479,400 in 2002 and 2001, respectively. As of December 31, 2002, the minimum future rental commitments under non-cancelable operating leases payable over the remaining terms of the operating leases are:

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
                    ------------------------------------------------------------
                                                                        $973,400
                    ------------------------------------------------------------


                    Rent expense during the first quarter of 2003 was, net of sublease income, $60,600.


                    Legal Matters

                    On July 25, 2001, Metropolitan Talent Agency (Metropolitan) filed a complaint against ICF (a wholly-owned subsidiary of COMC, Inc.) in Los Angeles Superior Court, claiming breach of contract and negligence. The complaint alleged that ICF breached a purported contract to maintain Metropolitan's telephone system and that this breach harmed Metropolitan's business.

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

                            COMC, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

                    Metropolitan has filed a Notice of Appeal, apparently intending to challenge the trial court's rulings on ICF's motions for judgment on the pleadings and summary judgment. If Metropolitan pursues this appeal ICF will defend itself vigorously as it did at the trial court level.

                    The Company is preparing a writ of attachment for collecting on the judgment of costs.

                    On August 8, 2001, an ICF employee filed a complaint against Starbucks Corporation and Wells Fargo Bank (Defendants) in San Francisco Superior Court, claiming that the employee suffered wage loss, hospital and medical expenses, general damage and loss of earning capacity in unspecified amounts.

                    On March 7, 2002, the defendants filed an amendment to the cross-compliant, identifying ICF as fictitiously named cross-defendant Roe 1.

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

                           COMC, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

                    Employment Agreements

                    In 2001, the Company had an employment agreement with its Chief Operations Officer.

                    The term of the employment agreement is the earlier of the due date of the Subordinated Note, repayment in full, or the sale or transfer of the note by the Chief Operating Officer. See Note 5.

                    The Company's current Chairman and Chief Executive Officer is an "At Will" employee at an annual salary of $135,000, which is being accrued until the Company's cash position improves.


5. Transactions     In August 1998, the Company entered into a series of six
   with Related     notes aggregating $3,500,000 with the
   Parties          Company's President Parties and the Company's Chief
                    Operating Officer as part of the Merger discussed in Note 1.
                    These notes bore interest at 10%, and had original maturity dates of either January 1999 or August 1999. In 1999, the
                    Company canceled the aforementioned notes and issued two unsecured 10% notes payable for $1,750,000 each to the President and the Chief Operations Officer. Under the new notes, the term of the notes was extended for three additional years (due August 2002), payable in a lump-sum amount at the end, with interest payable monthly. Should the Company default on the new notes or their interest payments, the noteholders have the right to convert the notes to common stock of the Company at $0.50 per share. In 1999, the Company paid off the note payable due to the Company's
                    President in the amount of $1,750,000. Additionally, the Company made principal payment in the amount of $1,000,000 on the note payable due to the Company's Chief Operations
                    Officer. As of December 31, 2001, the balance outstanding on the remaining note was $750,000. On December 21, 2001, the Chief Operating Officer amended his employment contract with the company as well as the terms of his subordinated
                    $750,000 Note with the company. The Amended subordinated
                    note in the amount of $750,000 became due and payable on January 30, 2004. The fixed annual interest rate of the note was 8%. The term of the employment agreement is the earlier of the due date of the note, repayment in full, or the sale or transfer of the note by the Chief Operating Officer. In
                    December 2002, the subordinated notes were modified to convert $500,000 of principal and $30,500 of accrued interest to equity in exchange for 1,785,000 shares of the Company's common stock, reduce the interest rate on the remaining $250,000 principal balance to 4% and change the due dates on the notes to $25,000 by March 31, 2003 and the balance of $225,000 due on January 30, 2004.

                    Interest expense associated with the above notes aggregated $60,700 during 2002. Interest expense in the first quarter of 2003 was $43,600.

                    In connection with the restructuring of the notes, the noteholders received 753,246 options (Note 7) to purchase common stock. The fair value of these options of approximately $361,600 has been recorded as a deferred finance charge, and is included in other assets. The deferred finance charge is being amortized as interest expense over the life of the related notes, with amortization accelerated as the notes are repaid before maturity. The Company recorded amortization expense of $1,400 during 2002. In the first quarter of 2003, 376,623 of these options were exchanged for 216,370 shares of common stock. This exchange was valued at $.02 per share for each share of common stock.

                            COMC, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------


6. Convertible      In March 2003, the Company raised $312,500 through a private
   Redeemable       placement of 1,092,657.34 shares of Series A Convertible
   Preferred        Redeemable Preferred Stock for $.286 per share with various
   Stock            accredited investors (the "Investors"). Each investor has
                    the right to increase his purchase by 25% during a 90 day period from the purchase date.

                    An additional 55,944.06 shares of Series A Convertible Redeemable Preferred Stock was issued for services rendered in the first quarter of 2003 in the amount of $16,000.


                    The rights, preferences and privileges of the Series A Preferred stockholders are as follows:

                    Term

                    The Series A Preferred Stock have a term of five years from the date of issuance.

                    Dividends

                    The holders of Series A Preferred Stock are entitled to receive a 5% cumulative dividend, payable in stock. The Series A Preferred stockholders are entitled to receive a minimum of two-year dividends regardless if they are forced to convert or voluntarily convert.

                    As of March 31, 2003 accrued dividends on the Series A Preferred Stock amounted to $200.

                    Liquidation Preference

                    In the event the Company is liquidated or sold, the Series A Preferred stockholders will be entitled to receive the par value of their shares plus any accumulated dividends prior to any distribution to the holders of common stock.

                    Voting Rights

                    Each share of Series A Preferred Stock shall have the equivalent voting rights of 20 shares of common stock.

                    Conversion

                    The Series A Preferred stockholders have the right, at any time, to convert their shares into common stock. Each share of Series A Preferred Stock is convertible into 10 shares of common stock.

                    In the event the Company raises in excess of $2 million of new equity with rights junior to the Series A Preferred Stock, the Company has a right to demand that the Series A Preferred Stock is converted into common stock.

                    Redemption

                    The Series A Preferred stockholders have the right to demand the Company to redeem the Series A Preferred Stock five years after the date of issuance. After a two-year period, the Company has the right, at any time, without penalty, to redeem the Series A Preferred Stock. If the Company exercises its right, the Series A Preferred stockholders will have 10 business days to make a decision to either convert their Series A Preferred Stock into common stock or have their shares redeemed.

                            COMC, Inc. and Subsidiary

                   Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

7. Shareholders'    During February and March, 2002, the Company raised
   Equity           approximately $650,000 through a private placement of
                    4,329,967 shares of its common stock for $0.15 per share with various accredited investors.

                    In December 2002, the Company issued 1,785,000 shares of common stock in exchange for the conversion of $500,000 in notes payable and $30,500 in accrued interest to equity. See
                    Note 5.

                    In December 2002, the Company issued 125,000 shares of common stock for legal services.

                    In March 2003, the Company issued 2,100,000 shares of common stock for services to the Chairman, President and CEO of the Company, and 735,000 shares of common stock to a financial advisor for services rendered in connection with assistance in financial restructuring provided in the quarter ended March 31, 2003 and additional services to be provided over the next year. These shares have certain service milestones that provide for a clawback of shares if services are terminated. 708,750 of theses shares vested immediately with the remaining balance of 2,126,250 shares vesting 50% on October 1, 2003 and 50% on March 31, 2004, respectively. The 2,835,000 shares were valued at $.02 per share, or $56,700. As of March 31, 2003, 75% of this amount has been recorded as a prepaid expense.

8. Concentration Financial instruments, which potentially subject the Company of Credit Risk to concentration of credit risk, consist principally of cash and cash equivalents, and trade receivables. The Company places its cash and cash equivalents with high quality financial institutions and, by policy, limits the amounts of credit exposure to any one financial institution.

                    In the first quarter of 2003, revenues from the Company's two largest customers accounted for approximately 41%, and 39%, respectively, of total revenues. Accounts receivable balances at March 31, 2003 from these two customers represented approximately 47% and 23%, respectively, of net accounts receivable. In the first quarter of 2002, revenues from the Company's two largest customers accounted for approximately 32%, and 29%, respectively, of total revenues. No other customer accounted for more than 10% of total revenue in the first quarter of 2003 and 2002.

                    The concentrations of revenues and related receivables as of and for the quarter ended March 31, 2003 as described above expose the Company to a relatively greater degree of risk of loss than would be the case with greater customer diversification.

9.  Segment         The Company operates in two industry segments: Data and
    Information     Voice Services and Recruitment Services. The revenue
                    components of the Data and Voice Services segment consist primarily of (1) designing, implementing, supporting, and managing LAN/WAN computer network systems, voice communication network systems, and premise wiring for both data and voice; and (2) distributing and maintaining equipment on behalf of major telecommunication equipment manufacturers.

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

                            COMC, Inc. and Subsidiary

                   Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

Summarized financial information concerning the operating segments in which the Company operated as of December 31, 2002 and 2001, and for each of the years then ended is shown in the following tables:

                                                             March 31,
                                                  ------------------------------
Operating Segments                                      2003            2002
-------------------------------------------------------------------------------
Revenue:
     Data and Voice Services ...............      $ 2,531,200       $ 3,227,900
     Recruitment Services ..................           16,600           127,500
     Corporate .............................               --                --
-------------------------------------------------------------------------------
                                                  $ 2,547,800       $ 3,355,400
===============================================================================
Income (loss) from operations:
     Data and Voice Services ...............      $  (198,900)      $  (248,200)
     Recruitment Services ..................            3,000           (23,900)
     Corporate .............................         (110,400)        (170,000)
-------------------------------------------------------------------------------
                                                 $   (306,300)   $    (442,100)
===============================================================================
Total assets:
    Data and Voice Services ...............      $  3,979,800      $  3,441,500
     Recruitment Services ..................           44,300            71,300
     Corporate .............................           11,700            11,700
-------------------------------------------------------------------------------
                                                 $  4,035,800      $  3,524,500
===============================================================================
Expenditures for long-lived assets:
     Data and Voice Services ...............     $     20,000      $      1,300
     Recruitment Services ..................               --               --
     Corporate .............................               --               --
-------------------------------------------------------------------------------
                                                  $        --       $     1,300
===============================================================================
Depreciation and amortization:
     Data and Voice Services ...............      $    67,800       $    78,300
     Recruitment Services ..................               --
     Corporate .............................               --               100
-------------------------------------------------------------------------------
                                                  $    67,800       $    78,400
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

Overview

COMC, Inc. ("COMC," the "Company," "Corporation," "we," or "us"), through its wholly - owned operating subsidiary ICF Communication Solutions, Inc. ("ICF"), is a technology service company in the telecommunications industry. We design, implement, support and manage LAN/WAN computer network systems, voice communication network systems, and premise wiring for both data and voice. In addition, we distribute and maintain equipment on behalf of major telecommunication equipment manufacturers. Our target clients are primarily Fortune 1000 sized enterprises demanding the highest level of service under project, master and general maintenance contracts to support their complex and growing national voice and data network systems. In servicing these customers, we provide highly trained and experienced technicians and design engineers on a rapid-response basis to meet our customers' telecommunications planning, design, installation, maintenance and emergency needs. As our customers and other companies continue their geographic growth, technological expansion and communications modernization, we will provide them with design, product, maintenance and personnel on a turnkey, outsource basis.

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


Critical Accounting Policies:

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that effect the amounts reported in the Condensed Consolidated Financial Statements and accompanying Notes. The Summary of Significant Accounting Policies appears in Note 1 to the Condensed Consolidated Financial Statements and describes the significant accounting polices and methods used in the preparation of the Condensed Consolidated Financial Statements. Estimates are used for, but are not limited to, revenue recognition, the allowance for doubtful accounts, and deferred tax assets. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Condensed Consolidated Financial Statements.

Revenue recognition. The Company derives a significant portion of its revenue from short and long term contracts, which require the accurate estimation of the cost, scope and duration of each engagement. Revenue and the related costs for these projects are recognized on percentage of completion, using the cost incurred to the estimated cost at completion. If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly under the contracts, then future margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to the Company's results of operations.

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

Results of Operations:

Dollars in Thousands            Quarters ended
--------------------               March 31:
                                2003       2002
                                ----       ----
     Net Revenues
     ------------
     Data & Voice Services     $2,531     $3,228
     Recruitment Services          17     $  127
     --------------------      ------     ------
        Total Revenues         $2,548     $3,355

Our revenues were $2,547,800 and $3,355,400 for the three months ended March 31, 2003 and 2002, respectively, representing a decrease of 24.1%. This decrease was due primarily to a 21.6% decrease in Data and Voice Services revenue for the period, and an 87% decrease in Recruitment Services revenue. Compared with revenue of $2,720,700 generated in the fourth quarter ended December 31, 2002, our first quarter revenue declined 6.4%. Data and Voice Services continued to show the effects of a significant decline in project work relating to one of our larger existing clients. We have reduced our Recruitment Services Division to reflect the overall weakness in the industry.

Dollars in Thousands                Quarters ended March 31:
--------------------
                                            Gross          Gross
                                           Profit         Profit
                                    2003   Margin  2002   Margin
                                    ----   ------  ----   ------
     Gross Profits
     -------------
     Data & Voice Services        $  871   30.4%   $1,193   37.0%
     Recruitment Services         $    3   19.3%   $   17   13.0%
     ---------------------        ------   ----    ------   ----
     Total Gross Profits          $  874   30.3%   $1,210   36.1%

Cost of revenues was $1,674,200 and $2,145,300 for the three months ended March 31, 2003 and 2002, respectively, representing a decrease of 21.9%. Conversely, our Gross profit for the comparable periods was $873,600 and $1,210,100, respectively, representing a decrease of 27.8%. Gross profit and margin for Data and Voice Services was $870,400 and 34.4%, respectively, for the three months ended March 31, 2003 as compared with $1,193,500 and 37.0%, respectively, for the three months ended March 31, 2002. The decrease in margin was due to the use of more expensive subcontracted labor on out-of-area projects. Gross profit and margin for Recruitment Services were $3,200 and 19.3%, respectively for the three months ended March 31, 2003 as compared with $16,600 and 13.0%, respectively for the three months ended March 31, 2002. The decrease in margin was due to a lower percentage of permanent placement revenue as compared to the prior period, which had a significantly higher contribution margin.

Selling, general and administrative ("SG&A") expenses decreased 29.3% from $1,573,800 for the three months ended March 31, 2002 to $1,112,100 for the three months ended March 31, 2003. This also compares with $1,070,300 of similar expense in the previous quarter ended December 31, 2002, or an increase of 3.9%. The decrease in year over year comparable quarters was due to a reduction in workforce and to other cost reductions that we instituted in response to the overall softness in the economy.

Also included in our SG&A expenses are our holding company expenses, which decreased by $61,800 from $170,000 for the three months ended March 31, 2002 to $108,200 for the three months ended March 31, 2003. Our prior quarter holding company expenses were $155,000 for the period ended December 31, 2002. The decrease in expense was due to reduced filing and legal fees incurred in the quarter. SG&A expenses for ICF's operations decreased from $1,403,800 for the three months ended March 31, 2002 to $1,003,900 for the three months ended March 31, 2003.

Depreciation and amortization expenses were $67,800 and $78,400 for the three months ended March 31, 2003 and 2002, respectively. This decrease was due to minimal purchases of field service and office equipment. We expect that depreciation will continue to decrease in dollar terms as a result of a reduction in investments in capital equipment required to support the business.

Dollars in Thousands                             Quarters ended
--------------------                                March 31:
                                                2003       2002
                                                ----       ----
Operating Loss                                 ($306)     ($442)

Operating Loss decreased to a loss of $306,300 for the three months ended March 31, 2003 from a loss of $442,100 for the three months ended March 31, 2002.

There was no interest income for the three months ended March 31, 2003 and 2002.

Interest expense decreased for the three months ended March 31, 2003 to $45,900 from $58,200 for the three months ended March 31, 2002, due to decreased borrowing. Our related party interest expenses declined from $21,700 to $2,500, for the quarters ended March 31, 2002 and 2003. We did experience an increase in comparable borrowing under our working capital line of credit, which resulted in a increase in interest expense from $36,500 to $43,400, respectively, for the quarters ended March 31, 2002 and 2003.

Other Income (Expense) is comprised mostly of bank fees and charges associated with our line of credit, offset by miscellaneous income for the period, which resulted in a net expense of $0 and $23,400, respectively, for the three months ended March 31, 2003 and 2002.

An income tax benefit of $204,400 was taken for the three months ended March 31, 2002 due to losses for the quarter. We have provided a valuation allowance in our deferred tax assets to the extent that management is unable to conclude that it is more likely than not that such deferred tax assets will be realized. During the quarter ended March 31, 2003, the Company provided a valuation allowance on all of the deferred tax asset associated with the losses incurred during the quarter.

Net Loss Available to Common Shareholders increased from $319,300, or ($0.02) per share, for the three months ended March 31, 2002 to $352,400, or ($0.01) per share, for the three months ended March 31, 2003.


Liquidity and Capital Resources

Cash and cash equivalents increased to $322,000 at March 31, 2003 compared to $29,400 at December 31, 2002. The increase was mainly attributable to the sale of convertible redeemable preferred stock for cash proceeds of $312,500 during the quarter ended March 31, 2003.

Cash Flows From Operating Activities. For the three months ended March 31, 2003, cash consumed by operating activities was $825,500 which resulted primarily from our net loss for the first three months of $352,200, decreased by non-cash charges of $144,800, and increased by our decline in operating assets of $285,500, and increased by our decline in liabilities, primarily customer deposits, of $332,600.

Accounts receivable and unbilled receivables decreased by $46,400 due to increased collection activity and a decrease in the volume of business in the first three months of 2003. Net increase in payables and accruals amounted to $42,000 primarily due to an increase in accounts payables.

Cash Flows From Investing Activities. There were no significant investing activities in the first quarter of 2003.

Cash Flows From Financing Activities. For the three months ended March 31, 2003, net cash provided by our financing activities was $1,119,100, due primarily to an increase in our line of credit of $842,100 and the sale of Preferred Stock of $312,500 offset by a reduction in long term debt of $35,500.

Our long-term liabilities include $225,000 in Related Party Notes Payable. Interest is accruing at 4% per annum on these Notes and is paid monthly.

Our net working capital at March 31, 2003 was a positive $494,600, an increase of $72,100 from December 31, 2002. We have incurred operating and net losses in the first quarter of 2003 as well as during the years 2002 and 2001. We have limited additional financing available under our current accounts receivable financing facility in order to fund any additional cash required for our operations or otherwise. These matters raise substantial doubt about our ability to continue as a going concern. Management has taken steps as of and subsequent to December 31, 2002 to improve the situation, including the $500,000 conversion of a shareholder note to equity, treated as a capital contribution, the replacement of the Comerica line of credit with a new financing arrangement with Greater Bay Bancorp, the moving of our corporate offices from Martinez, California to a smaller facility in Concord, California in November 2002, the elimination of our direct sales force, a reduction in our work force and further cuts in overhead costs, the closing of our Birmingham facility, the downsizing of our Houston operation, and changes in our management. Any temporary lack of available financing could have a materially unfavorable effect on our financial statements. Our long-term prospects are dependent upon a return to profitability and/or the ability to raise additional capital as necessary to finance operations. The condensed consolidated financial statements included in this quarterly report do not include any adjustments that might result from the outcome of this uncertainty.

We have been dependent on two large customers for the majority of our revenue to date. A loss of either one could have a material effect on our liquidity. While from time to time we may experience delays in the collection of our accounts receivable from our major customers, due to the quality of our major customers, the collectability of accounts receivable has not been a problem.


The following table discloses our contractual commitments relating to lease obligations and long-term debt and redeemable preferred stock for future periods (See footnotes 3, 4 and 6):

                Year ending
                December 31
                2003                      $   349,200
-----------------------------------------------------
                2004                          554,000
-----------------------------------------------------
                2005                          228,500
-----------------------------------------------------
                2006                          117,600
-----------------------------------------------------
                2007                           97,500
-----------------------------------------------------
                2008                          328,700
-----------------------------------------------------
                                         $  1,675,500
                                         ============
-----------------------------------------------------

Item 3. Controls and Procedures


(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

Part II. OTHER INFORMATION

Item 1. Legal proceedings

We settled one legal proceeding during the first quarter of 2002 and are currently involved in two other separate legal proceedings. The settled matter involved a claim with a former municipal customer, the City of Los Angeles, for failure to pay invoices in the approximate amount of $140,000. These invoices related to work we performed in 1998 and 1999. The settlement that was reached insures that the total amount of the invoices will be paid to us by the City of Los Angeles. In January of 2002, ICF received full payment on this proceeding.

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

ICF has vigorously defended against Metropolitan's claims. On December 18, 2001, ICF filed a motion for judgment on the pleadings on Metropolitan's negligence claim. The Court heard, and granted, ICF's motion on March 6, 2002. It dismissed Metropolitan's negligence claim with prejudice and did not allow Metropolitan leave to amend the complaint. The only remaining claim in the case is Metropolitan's breach of contract claim. ICF believes that the contract claim is entirely without merit due in part to the fact that Metropolitan never directly entered into a contract with ICF and never paid ICF directly for its services. ICF filed a summary judgment motion on Metropolitan's breach of contract claim in May 2002. On July 3, 2002, ICF filed a Memorandum of Costs seeking to recover approximately $43,000 from Metropolitan in costs and expert fees. (Recovery of attorneys' fees is not permitted by statute.) The Court heard and denied Metropolitan's motion to dismiss ICF's costs on August 22, 2002, and awarded ICF those costs in full.

Metropolitan has filed a Notice of Appeal apparently intending to challenge the trial court's rulings on ICF's motions for judgment on the pleadings and summary judgment. If Metropolitan pursues this appeal ICF will defend itself vigorously as it did at the trial court level.

The Company is preparing a writ of attachment for collecting on the judgment of costs.

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

Item 2. Changes in Securities

At the Board of Directors Meeting on February 28, 2003, our Board authorized management to raise up to $750,000 of equity from the sale of five year Series A Preferred Stock in COMC. In March 2003, we raised approximately $312,500 through a private placement of Series A Preferred Stock for $.286 per share convertible in ten shares of common stock with various accredited investors (the "Investors"). The offering to the Investors was exempt from the regulation requirements of the Securities Act of 1933 pursuant to Regulation D, Rule 506. In April 2003, an additional $16,000 of Series A Preferred Stock was issued, as a reimbursement for expenses in the first quarter of 2003.


Item 3. Defaults Upon Senior Securities

The Company was not profitable in the first quarter of 2003. There are no net income covenants in the Pacific Funding Agreement with Greater Bay Bank.


Item 4. Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5. Other Information

At the February 6, 2002 Board of Directors Meeting, Mr. John Ackerman stepped down as Chairman of the Board of COMC and was replaced by Mr. William M. Burns. Mr. Christopher Smith was named the CEO of ICF as well as holding that position with COMC.

Until the acceptance of his resignation, that was offered to the Board on February 28, 2003 and subsequently accepted by the current Chairman, Mr. Smith was Chief Executive Officer and President and Acting Chief Financial Officer of COMC. Mr. Smith previously held officer positions at ICF until February 28, 2003 when Ms. Fuellhart became Chairman, President and Chief Executive Officer and Mr. Burns became Executive Vice President and Chief Operating Officer, respectively, of ICF.

In April 2003, Mr. Christopher Smith resigned as a director of the Company.

On May 8, 2003 George Malin was elected a director of COMC to fill a vacancy.


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

                                COMC, INC.

                                By: /s/ Janice B. Fuellhart
                                   -------------------------------
                                   Janice B. Fuellhart, Chairman



Dated:  May 14, 2003

                         SARBANES-OXLEY SECTION 302 (a)
                                 CERTIFICATIONS

I, Janice B. Fuellhart, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of COMC, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003



                               /s/ Janice B. Fuellhart
                               -----------------------------
                               Janice B. Fuellhart
                               Chairman & CEO

                         SARBANES-OXLEY SECTION 302 (a)
                                 CERTIFICATIONS


I, Marc Dell'Immagine, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of COMC, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003


                            /s/ Marc Dell'Immagine
                            ------------------------
                            Name: Marc Dell'Immagine
                            Controller and Principal Accounting Officer

                                  EXHIBIT INDEX





99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pusrsuant to
     Section 906 of the Sarbanes-Oxley Act of 2002



99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pusrsuant to
     Section 906 of the Sarbanes-Oxley Act of 2002