Form 10QSB
period 2003-06-30
COMC INC
filed 2003-08-20
CIK 754568

================================================================================

THE SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2003

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

Yes [X] No [  ]

As of August 18, 2003 a total of 30,485,328 shares of COMC's common stock were issued; 26,684,091 shares of COMC's common stock were outstanding, and

3,801,237 shares of COMC's common stock are held in treasury.

Transitional Small Business Disclosure Format. Yes [  ] No [X]

================================================================================

COMC Inc., and Subsidiary

10QSB

PART I. Financial Information

Item 1. Financial Statements.

   Condensed Consolidated Balance Sheets

   Condensed Consolidated Statements of Operations

   Condensed Consolidated Statements of Cash Flows

   Notes to Condensed Consolidated Financial Statements

Item 2. Management Discussion and Analysis

Item 3. Controls and Procedures

PART II.  Other Information

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

3 4 5 6 14 16 17 17 17 17 17 17 17

Signatures

Exhibit Index

Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

COMC, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30,	December 31,
Assets	2003	2002
	(unaudited)
Current:
Cash and cash equivalents	$ 462,300	$ 29,400
Accounts receivable, less allowance for doubtful accounts
of $58,300 and $58,300, respectively	1,165,000	1,404,900
Work in process, unbilled	571,900	592,600
Inventories	164,100	144,100
Prepaid expenses and other current assets	283,000	107,000
Refundable income taxes	-	400,900
Deferred income taxes	50,000	50,000
Total Current Assets	2,696,300	2,728,900
Property and Equipment, net	611,900	724,000
Other Assets	51,000	71,600
Total Assets	$ 3,359,200	$ 3,524,500

Liabilities, Convertible Redeemable Preferred Stock and Shareholders' (Deficiency) Equity
Current Liabilities:
Bank borrowings	$ 494,200	$ 27,100
Accounts payable	1,184,500	1,037,900
Accrued expenses	668,500	613,900
Current portion of capital lease obligations	40,900	38,900
Customer deposits	218,800	588,600
Total Current Liabilities	2,606,900	2,306,400
Capital Lease Obligations, net of current portion	61,300	84,500
Related Party Notes Payable	162,500	250,000
Deferred Income Taxes	50,000	50,000
Total Liabilities	2,880,700	2,690,900

Commitments and Contingencies
Convertible Redeemable Preferred Stock:
Series A, $.01 par value; 2,000,000 shares authorized; 1,205,216.33 and 0 shares issued and outstanding, respectively	349,200	—
Series B, $.01 par value; 4,000,000 shares authorized; 1,400,000 and 0 shares issued and outstanding, respectively	293,600	—
Total Convertible Redeemable Preferred Stock	642,800	—

Shareholders' (Deficiency) Equity:
Common stock, $.01 par value; 40,000,000 shares authorized; 30,485,328 and 27,433,958 shares issued; 26,684,091 and 23,632,721 shares outstanding, respectively	304,800	274,300
Additional paid-in capital	16,863,100	16,832,600
Accumulated deficit	(15,079,900)	(14,021,000)
Treasury stock at cost: 3,801,237 and 3,801,237 shares, respectively	(2,252,300)	(2,252,300)
Total Shareholders' (Deficiency) Equity	(164,300)	833,600
Total Liabilities & Shareholders' (Deficiency) Equity	$ 3,359,200	$ 3,524,500

See accompanying notes to condensed consolidated financial statements

COMC, Inc. and Subsidiary Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Data and Voice Service	$ 2,592,700	$ 2,794,600	$ 5,089,000	$ 6,022,500
Recruitment Service	37,100	132,500	88,600	260,000
	2,629,800	2,927,100	5,177,600	6,282,500
Cost of Revenues:
Data and Voice Services	2,010,300	1,910,700	3,642,200	3,945,100
Recruitment Services	28,800	108,100	71,200	219,000
	2,039,100	2,018,800	3,713,400	4,164,100

Gross Profit	590,700	908,300	1,464,200	2,118,400

Operating Expenses:
Selling, General & Administrative	1,185,100	1,754,500	2,291,200	3,328,300
Noncash Expenses:
Depreciation & Amortization	64,300	80,000	132,100	158,400
	1,249,400	1,834,500	2,423,300	3,486,700
Loss from Operations	(658,700)	(926,200)	(959,100)	(1,368,300)
Other Income (Expense)
Interest Expense	(48,500)	(20,400)	(97,800)	(56,900)
Interest Expense, related party	(2,000)	(21,500)	(4,500)	(43,200)
Other	200	(13,200)	200	(36,600)
	(50,300)	(55,100)	(102,100)	(136,700)

Loss Before Provision for Income Taxes	(709,000)	(981,300)	(1,061,200)	(1,505,000)
Income Tax Benefit	(7,900)	—	(7,900)	(204,400)

Net Loss	$ (701,100)	$ (981,300)	$ (1,053,300)	$ (1,300,600)

Preferred Stock Dividend	(5,400)	—	(5,600)	—
Net Loss Available to Common Shareholders	$ (706,500)	$ (981,300)	$ (1,058,900)	$ (1,300,600)
Basic and Diluted Loss Per Common Share	$ (0.03)	$ (0.05)	$ (0.04)	$ (0.06)
Basic and Diluted Weighted-Average Common Shares Outstanding	26,684,091	21,722,700	25,454,623	20,944,700

See accompanying notes to condensed consolidated financial statements

COMC, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2003	2002
Cash Flows From Operating Activities:	(unaudited)	(unaudited)
Net Loss	$ (1,053,300)	$ (1,300,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	132,100	157,200
Amortization of deferred finance charge	—	14,100
Issuance of common stock for services	56,700	—
Issuance of common stock in exchange for stock options	4,300	—
Issuance of convertible redeemable Series A preferred stock for services	32,200	—
Issuance of convertible redeemable Series B preferred stock for services	15,000	—
Changes in operating assets and liabilities:
Accounts and Work In Process Unbilled	260,600	2,122,300
Inventories	(20,000)	3,200
Prepaid expenses and other current assets	(176,000)	(210,600)
Accounts payable	146,600	259,700
Accrued expenses	54,600	(180,400)
Income taxes payable/refundable	400,900	(94,200)
Customer deposits	(369,800)	—
Net Cash (Used In) Provided By Operating Activities:	(516,100)	770,000

Cash Flows From Investing Activities:
Deposits and Other assets	20,600	(10,200)
Purchase of property and equipment	(20,000)	(12,000)
Net Cash Provided By (Used In) Investing Activities	600	(22,200)

Cash Flows From Financing Activities
Sale of common stock, net of offering costs	—	626,200
Sale of Series A convertible redeemable preferred stock	312,500	—
Sale of Series B convertible redeemable preferred stock	215,000	—
Advances from bank loans	6,003,400	10,082,300
Repayments on bank loans	(5,536,300)	(11,472,800)
Repayment on Related Party Subordinate Notes Payable	(25,000)	—
Payments on capital lease obligations	(21,200)	(19,700)
Net Cash Provided By (Used In) Financing Activities	948,400	(784,000)

Net Increase (Decrease) in Cash and Cash Equivalents	432,900	(35,500)
Cash and Cash Equivalents, beginning of period	29,400	200,700
Cash and Cash Equivalents, end of period	$ 462,300	$ 165,200
Cash Paid For:
Interest	$ 102,300	$ 103,100
Income taxes	$ 1,600	$ —
Non Cash Financing Activities:
Accrued dividend for Series A and B convertible redeemable Preferred stock	$ 5,600	$ —
Issuance of common stock in exchange for stock options	$ 4,300	$ —
Issuance of convertible redeemable series B preferred stock in exchange for related party note payable	$ 62,500	$ —
Non Cash Investing Activities:
Equipment under capital lease	$ —	$ 129,400

See accompanying notes to condensed consolidated financial statements.

COMC Inc., and Subsidiary

Notes to Condensed Consolidated Financial Statements

1.   Summary of Accounting Policies

The Company

COMC, Inc. and Subsidiary (the “Company”) is a technology service company in the telecommunications industry with a regional service coverage area. The Company designs, implements, supports, and manages LAN/WAN computer network systems, voice communication network systems, and premise wiring for both data and voice. In addition, the Company provides customers with permanent and temporary technical professional recruitment and placement services. The Company is redirecting its business focus away from the recruitment and placement services in 2003 and is not actively seeking new customers in this area.

Basis of Presentation

The interim consolidated financial statements presented have been prepared by COMC, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature (except as discussed below) necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 2003 and 2002, (b) the Company's financial position at June 30, 2003 and (c) the cash flows for the six months ended June 30, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

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

During the quarter ended June 30, 2003, the Company recorded a $349,000 adjustment to reduce its work-in-process inventory to the lower of cost or net realizable value. The effect of this adjustment was to increase the net loss for the three months ended June 30, 2003 by approximately $349,000 or $0.01 per common share, from a net loss of approximately $350,000 to a net loss of approximately $700,000. This adjustment was based on a detailed analysis performed during the June 30, 2003 quarter-end closing of the Company’s existing work-in-process commenced in prior quarters. During the second quarter, the Company revised its methodology for analyzing open job costs in order to more readily identify those job costs which cannot be invoiced to its customers and therefore should be charged to costs and expenses rather than carried as an asset in work-in-process.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ICF Communication Solutions, Inc.  (ICF). All significant intercompany accounts and transactions have been eliminated.

On August 17, 1998, the Company consummated the acquisition of ICF Communication Systems, Inc. (ICF). Under the terms of the Agreement and Plan of Merger dated July 24, 1998, ICF merged with and into a wholly owned subsidiary of the Company that had been especially organized for purposes of this transaction (the Merger). In connection with the Merger, ICF's name was changed to ICF Communication Solutions, Inc. In consideration for the Merger, the two principals of ICF received an aggregate payment valued at approximately $14,000,000, as follows: $1,500,000 in cash at the closing of the  transaction; $3,500,000 in promissory notes of which $162,500 remain outstanding as of June 30, 2003, and 6,493,506 shares of the Company's common stock valued at $9,000,000 or $1.386 per share. The Company agreed to use its best efforts to register the shares of common stock issued in connection with the Merger.

Use of Estimates

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

COMC Inc., and Subsidiary

Notes to Condensed Consolidated Financial Statements

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

As of June 30, 2003 and December 31, 2002, the fair values of the Company's financial instruments approximate their historical carrying amounts.

Basic and Diluted Earnings and Loss Per Common Share

Under SFAS No. 128, the dilutive effect of stock options is excluded from the calculation of basic earnings per share. For the periods ended June 30, 2003 and 2002 all potential common shares were excluded from diluted earnings per share as their effects were antidilutive, respectively. As of June 30, 2003 the Series A and B convertible redeemable preferred stock outstanding could be converted into an aggregate of 40,052,163 shares of common stock, subject to limitations on conversion to the extent shares are not available on conversion as set forth in the Preferred Stock Purchase Agreements.

Options outstanding to purchase 3,622,864 shares of common stock at prices between $0.08 per share and $1.00 per share would not have increased the diluted number of common stock outstanding (using the treasury stock method) as the exercise prices were greater than the average market price of the common stock during the three-month and six-month periods ended June 30, 2003.

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

COMC Inc., and Subsidiary

Notes to Condensed Consolidated Financial Statements

SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income (loss) and earnings (loss) per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No.123. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option pricing-model with the following weighted average assumptions used for grants in 2001: dividend yield of 0; expected volatility of 170%; risk-free interest rate of 5.3% and expected lives of five years for all plan options. There were no options granted in 2002 and the during the six months ended June 30, 2003. Under the accounting provisions of SFAS No. 123, the Company's pro forma net loss and the basic and diluted net loss per common share would have been adjusted to the pro forma amounts below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

Net Loss Available to Common Shareholders:
As Reported	$ (706,500)	$ (981,300)	$ (1,058,900)	$ (1,300,600)
Add: Stock-based employees compensation
expense included in net loss	—	—	—	—
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards	(8,800)	(10,000)	(18,800)	(20,000)
Pro forma	$ (715,300)	$ (991,300)	$ (1,077,700)	$ (1,320,600)
Basic and Diluted earnings (loss) per share:
As reported	$ (0.03)	$ (0.05)	$ (0.04)	$ (0.06)
Pro forma	$ (0.03)	$ (0.05)	$ (0.04)	$ (0.06)

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

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 requires that certain financial instruments, which have characteristics of both liabilities and equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company expects that, as a result of adopting SFAS 150 on July 1, 2003, the Company will be required to include the carrying value of its convertible redeemable preferred stock as part of total liabilities in the Company’s balance sheet. This presentation is not expected to affect the carrying amount of the Company’s shareholders’ deficiency.

2. Future Prospects

The Company has incurred operating and net losses in the first half of 2003 as well as during the years 2002 and 2001. The Company has limited additional financing available under its current accounts receivable financing facility in order to fund any additional cash required for its operations or otherwise. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management has taken steps as of and subsequent to December 31, 2002 to improve the situation, including the $500,000 conversion of a shareholder note to equity, treated as a capital contribution, the replacement of the Comerica line of credit with a new financing arrangement with Greater Bay Bancorp, the moving of the Company's corporate offices from Martinez, California to a smaller facility in Concord, California in November 2002, the reduction of the Company's direct sales force, a reduction in the Company's work force and further cuts in overhead costs, the closing of the Company's Birmingham facility, the downsizing of the Company's Houston and Phoenix operations, and changes in the Company's management.

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

Lines of Credit

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

In February 2003, the Company entered into a one year accounts receivable financing facility with Pacific Business Funding, a division of Cupertino National Bank, which is part of Greater Bay Bancorp, to replace its facility with Comerica. The Agreement with Greater Bay Bancorp provides, among its terms, a $1,000,000 financing facility with a borrowing formula of 80% of eligible receivables, collateralized with a first lien on all assets. The finance fees on this Greater Bay Bancorp facility are 1.5% per month (18% annual rate) on average daily cash balances with an additional administrative fee and an annual commitment fee. There are no financial covenants under this facility. Any temporary lack of financing could have a materially unfavorable effect on the Company's financial statements. The Company's long-term prospects are dependent upon a return to profitability and/or the ability to raise additional capital as necessary to finance its operations. Management is currently discussing with Pacific Business an increase in the line of credit and a reduction of the interest rate. There are no assurances that the Company will be successful. See Note 2.

During the second quarter of 2003, the Company entered into an agreement with its largest vendor in connection with an increase in the Company’s  line of credit for material purchases to provide this vendor a second lien on all of the Company’s assets.

Debt Financing

From 1998 through 2002, the Company acquired twelve vehicles for a total purchase price of $216,000 under capital lease arrangements with the vehicles as security. The loans bear interest at rates ranging from 0.9% to 9.7%. Accumulated depreciation related to these vehicles was $78,000 as of December 31, 2002.

Annual maturities of the debt financing discussed above for years ending December 31, are as follows:

Years Ending December 31,
2003	$ 17,700
2004	29,000
2005	31,700
2006	18,900
2007	4,900
$ 102,200

4.   Commitments and Contingencies

Operating Leases

The Company leases certain offices under operating leases expiring on various dates through 2007. Total rent expense charged to operations was $511,200 in 2002, respectively. As of June 30, 2003, the minimum future rental commitments under non-cancelable operating leases payable over the remaining terms of the operating leases are:

Years Ending December 31,
2003	$ 166,600
2004	320,400
2005	196,800
2006	98,700
2007	92,600
$ 875,100

Rent expense during the six months ended June 30,  2003 was, net of sublease income, $126,400.

Legal Matters

On May 25, 2003, ICF settled all outstanding legal matters with Metropolitan Talent Agency (Metropolitan).Metropolitan and ICF agreed to release each other as liable parties in the suit and settle outstanding fees for release of writ of attachment for collecting on the original judgment of the case.

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

The Company has been informed by a competitor that a current sales employee may be in violation of a non-compete agreement. This employee stated in her employment agreement with the Company that she did not have a non-compete agreement with her former employer. ICF does not believe this will have a material effect on the Company.

Employment Agreements

The Company's current Chairman and Chief Executive Officer is an "At Will" employee at an annual salary of $135,000, which is being accrued until the Company's cash position improves.

COMC Inc., and Subsidiary

Notes to Condensed Consolidated Financial Statements

5. Transactions with Related Parties

In December 2002, the terms of the remaining subordinated notes in the principal amount of $750,000, originally issued as part of the Merger discussed in Note 1, were modified by which a) $500,000 of principal and $30,500 of accrued interest were converted to equity in exchange for 1,785,000 shares of the Company's common stock, b) the interest rate on the remaining $250,000 principal balance was reduced from 8% to 4% and c) the due date on the notes were changed so that $25,000 became due by March 31, 2003 and the balance of $225,000 became due on January 30, 2004 . In March 2003, the Company paid down $25,000 of the notes. In June 2003, 250,000 shares of convertible redeemable Series B preferred stock was issued in exchange for $62,500 of Related Party Note Payable.

Related party interest expense associated with the above notes aggregated $60,700 during 2002. In the six months ended June 30, 2003 related party interest expense amounted to $4,500.

In connection with the restructuring of the notes, the note holders received 753,246 options (Note 7) to purchase common stock. The fair value of these options of approximately $361,600 was recorded as a deferred finance charge, and was amortized as interest expense over the life of the related notes, with amortization accelerated when the notes were repaid before maturity. The Company recorded amortization expense of $1,400 during 2002. In the first quarter of 2003, 376,623 of these options were exchanged for 216,370 shares of common stock. This exchange was valued at $.02 per share for each share of common stock.

During the quarter ended June 30, 2003, the CEO received 75,000 shares of convertible redeemable Series B preferred stock, as compensation for services rendered in connection with the restructuring.

6. Convertible Redeemable Preferred Stock

In March 2003, the Company raised $312,500 through a private placement of 1,092,657.34 shares of Series A Convertible Redeemable Preferred Stock for $.286 per share with various accredited investors (the "Investors"). Each investor had the right to increase his purchase by 25% during a 90 day period from the purchase date.  As of June 30, 2003 this right expired with no new shares being issued. In March and June 2003, an additional 55,944.06 and 56,614.93 shares of Series A Convertible Redeemable Preferred Stock were issued, valued at $16,000 and $16,200, respectively, for services rendered and reimbursement for expenses in the first and second quarter of 2003.

In June 2003, the Company raised $215,000 through a private placement of 1,075,000 shares of Series B Convertible Redeemable Preferred Stock for $.20 per share with various accredited investors. In addition, 250,000 shares of convertible redeemable Series B preferred stock were issued in exchange for $62,500 of Related Party Note Payable. In addition, the CEO received 75,000 shares of convertible redeemable Series B preferred stock, valued at $15,000, as compensation for services rendered in connection with the restructuring.

Accrued dividends as of June 30, 2003 on Series A and B Convertible Redeemable Preferred Stock were $4,500 and $1,100, respectively.

The rights, preferences and privileges of the Series A and B Preferred stockholders are as follows:

The rights, preferences and privileges of the Series A and B Preferred stockholders are as follows:

Series A	Series B

Term

The Series A Preferred Stock have a term of five years from the date of issuance. Redeemable in March 2008.

 Dividends

The holders of Series A Preferred Stock are entitled to

receive a 5% cumulative dividend, payable in stock. The Series A Preferred stockholders are entitled to receive a minimum of two-year dividends regardless if they are forced to convert or voluntarily convert.

As of June 30, 2003 accrued dividends on the Series A

Preferred Stock amounted to $4,500.

Liquidation Preference

 In the event the Company is liquidated or sold, the Series A Preferred stockholders will be entitled to receive the par value of their shares plus any accumulated dividends prior to any distribution to the holders of common stock. Pari passu with Series B.

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

Term

The Series B Preferred Stock have a term of four years and nine months from the date of issuance. Redeemable in March 2008.

Dividends

The holders of Series B Preferred Stock are entitled to receive a 5% cumulative dividend, payable in stock. The Series B Preferred stockholders are entitled to receive a minimum of two-year dividends regardless if they are forced to convert or voluntarily convert.

As of June 30, 2003 accrued dividends on the Series B

Preferred Stock amounted to $1,100.

Liquidation Preference

In the event the Company is liquidated or sold, the Series B

Preferred stockholders will be entitled to receive the par value of their shares plus any accumulated dividends prior to any distribution to the holders of common stock. Pari passu with Series A.

Voting Rights

Each share of Series B Preferred Stock shall have the equivalent voting rights of 20 shares of common stock.

Conversion

The Series B Preferred stockholders have the right, at any

time, to convert their shares into common stock. Each share

of Series B Preferred Stock is convertible into 20 shares of common stock.

In the event the Company raises in excess of $5 million of

new equity with rights junior to the Series B Preferred Stock, the Company has a right to demand that the Series B Preferred Stock is converted into common stock.

Redemption

The Series B Preferred stockholders have the right to demand the Company to redeem the Series B Preferred Stock four years and nine months after the date of issuance. After a two-year period, the Company has the right, at any time, without penalty, to redeem the Series B Preferred Stock. If the Company exercises its right, the Series B Preferred stockholders will have 10 business days to make a decision to either convert their Series B Preferred Stock into common stock or have their shares redeemed.

As of June 30, 2003, Series A and B Preferred Stock would be convertible into 12,052,163 and 28,000,000, respectively, shares of common stock,  subject to limitations on conversion to the extent shares are not available on conversion as set forth in the Preferred Stock Purchase Agreements.

COMC Inc., and Subsidiary

Notes to Condensed Consolidated Financial Statements

7. Shareholders' Equity

In March 2003, the Company issued 2,100,000 shares of common stock for services to the Chairman, President and CEO of the Company, and 735,000 shares of common stock to a financial advisor for services rendered in connection with assistance in financial restructuring provided in the quarter ended March 31, 2003 and additional services to be provided over the next year. These shares have certain service milestones that provide for a clawback of shares if services are terminated. Of these shares, 708,750 vested immediately with the remaining balance of 2,126,250 shares vesting 50% on October 1, 2003 and 50% on March 31, 2004, respectively. The 2,835,000 shares were valued at $.02 per share, or $56,700.   As of June 30, 2003, 75% of this amount has been recorded as a prepaid expense.

8.  Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents, and trade receivables. The Company places its cash and cash equivalents with high quality financial institutions and, by policy, limits the amounts of credit exposure to any one financial institution.

In the first half of 2003, revenues from the Company's two largest customers accounted for approximately 49%, and 38%, respectively, of total revenues. Accounts receivable balances at June 30, 2003 from these two customers represented approximately 36% and 39%, respectively, of net accounts receivable. In the first half of 2002, revenues from the Company's two largest customers accounted for approximately 32%, and 29%, respectively, of total revenues. No other customer accounted for more than 10% of total revenue in the six months ended June 30, 2003 and 2002, respectively.

The concentrations of revenues and related receivables as of and for the six months ended June 30, 2003 as described above expose the Company to a relatively greater degree of risk of  loss than would be the case with greater customer diversification.

COMC Inc., and Subsidiary

Notes to Condensed Consolidated Financial Statements

9.

Segment Information

The Company operates in two industry segments: Data and Voice Services and Recruitment Services. The revenue components of the Data and Voice Services segment consist primarily of (1) designing, implementing, supporting, and managing LAN/WAN computer network systems, voice communication network systems, and premise wiring for both data and voice; and (2) distributing and maintaining equipment on behalf of major telecommunication equipment manufacturers.

The revenue components of the Recruitment Services segment consist primarily of providing customers with permanent and temporary technical professional recruitment and placement services to fill their internal staffing needs. The Company is redirecting its business focus away from the recruitment and placement services in 2003 and is not actively seeking new customers in this area.

Summarized financial information concerning the operating segments in which the Company operated for the three and six month periods ended June 30, 2003 and June 30, 2002, is shown in the following tables:

Operating Segments	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Data & Voice Services	$ 2,592,700	$ 2,794,600	$ 5,089,000	$ 6,022,500
Recruitment Services	37,100	132,500	88,600	260,000
Corporate	—	—	—	—
	$ 2,629,800	$ 2,927,100	$ 5,177,600	$ 6,282,500

Income (loss) from operations:
Data & Voice Services	$ 582,400	$ 883,900	$ 1,446,800	$ 2,077,400
Recruitment Services	8,300	24,400	17,400	41,000
Corporate	(1,249,400)	(1,834,500)	(2,432,300)	(3,486,700)
	$ (658,700)	$ (926,200)	$ (959,100)	$(1,368,300)

Total Assets:
Data & Voice Services	$ 3,307,000	$ 3,931,800	$ 3,307,000	$ 3,931,800
Recruitment Services	43,000	149,300	43,000	149,300
Corporate	9,200	44,900	9,200	44,900
	$ 3,359,200	$ 4,126,100	$ 3,359,200	$ 4,126,100

Expenditures for long lived assets:
Data & Voice Services	$ —	$ 10,700	$ 20,000	$ 12,000
Recruitment Services	—	—	—	—
Corporate	—	—	—	—
	$ —	$ 10,700	$ 20,000	$ 12,000

Depreciation and amortization:
Data & Voice Services	$ 64,300	$ 80,000	$ 132,100	$ 158,400
Recruitment Services	—	—	—	—
Corporate	—	—	—	—
	$ 64,300	$ 80,000	$ 132,100	$ 158,400

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

Critical Accounting Policies:

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying Notes. The Summary of Significant Accounting Policies appears in Note 1 to the Condensed Consolidated Financial Statements and describes the significant accounting polices and methods used in the preparation of the Condensed Consolidated Financial Statements. Estimates are used for, but are not limited to, revenue recognition, the allowance for doubtful accounts, and deferred tax assets. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Condensed Consolidated Financial Statements.

Revenue recognition. The Company derives a significant portion of its revenue from short and long term contracts, which require the accurate estimation of the cost, scope and duration of each engagement. Revenue and the related costs for these projects are recognized on the percentage-of-completion, using the cost incurred to the estimated cost at completion. If the Company does not accurately  estimate the resources required or the scope of work to be performed, or does not manage its projects properly under the contracts, then future margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses  could be material to the Company's results of operations.

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

Results of Operations:
	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Thousands	2003	2002	2003	2002

Net Revenues
Data & Voice Services	$ 2,592,700	$ 2,794,600	$ 5,089,000	$ 6,022,500
Recruitment Services	37,100	132,500	88,600	260,000
Total Revenues	$ 2,629,800	$ 2,927,100	$ 5,177,600	6,282,500

Our revenues were $2,629,800 and $2,927,100 for the three months ended June 30, 2003 and 2002, respectively, representing a decrease of 10.2%. This decrease was due primarily to a 7.2% decrease in Data and Voice Services revenue for the period, and a 72% decrease in Recruitment Services revenue. Compared with revenue of $2,548,000 generated in the first quarter ended March 31, 2003, our second quarter revenue increased 3.2%. Data and Voice Services continued to show the effects of a significant decline in project work relating to one of our larger existing clients. We are not actively seeking new business in our Recruitment Services Division.

Our revenues were $5,177,600 and $6,282,500 for the six months ended June 30, 2003 and 2002, respectively, representing a decrease of 17.6%. This decrease was due primarily to a 15.6% decrease in Data and Voice Services revenue for the period, and an 66.0% decrease in Recruitment Services revenue. Data and Voice Services continued to show the effects of a significant decline in project work relating to one of our larger existing clients. We are not actively seeking new business in our Recruitment Services Division.

Dollars in Thousands	Three Months Ended June 30,				Six Months Ended June 30,
	2003		2002		2003		2002
Gross Profits		Margin		Margin		Margin		Margin
Data & Voice Services	$582,400	22.5%	$883,900	31.6%	$1,446,800	28.4%	$2,077,400	34.5%
Recruitment Services	8,300	22.4%	24,400	18.4%	17,400	19.6%	41,000	15.8%
Total Gross Profits	$590,700	22.5%	$908,300	31.0%	$1,464,200	28.3%	$2,118,400	33.7%

Cost of revenues was $2,039,100 and $2,018,800 for the three months ended June 30, 2003 and 2002, respectively, representing marginal an increase of 1.0%. Our Gross profit for the comparable periods was $590,700 and $908,300, respectively, representing a decrease of 35.0%. Gross profit and margin for Data and Voice Services was $582,400 and 22.5%, respectively, for the three months ended June 30, 2003 as compared with $883,900 and 31.6%, respectively, for the three months ended June 30, 2002. The decrease in margin was mainly due to write down of work in process based on estimated net realizable value, which was partially off-set by less use of more expensive subcontracted labor on out-of-area projects. Gross profit and margin for Recruitment Services were $8,300 and 22.4%, respectively for the three months ended June 30, 2003 as compared with $24,400 and 18.4%, respectively for the three months ended June 30, 2002. The increase in margin was due to a lower percentage of permanent placement revenue as compared to the prior period, which had a lower contribution margin.

Cost of revenues was $3,713,400 and $4,164,300 for the six months ended June 30, 2003 and 2002, respectively, representing a decrease of 10.8%. Conversely, our Gross profit for the comparable periods was $1,464,200 and $2,118,400, respectively, representing a decrease of 30.9%. Gross profit and margin for Data and Voice Services was $1,446,800 and 28.4%, respectively, for the six months ended June 30, 2003 as compared with $2,077,400 and 34.5%, respectively, for the six months ended June 30, 2002. The decrease in margin was mainly due to write down of work in process based on estimated net realizable value, which was partially off-set by the less use of more expensive subcontracted labor on out-of-area projects. Gross profit and margin for Recruitment Services were $17,400 and 19.6%, respectively for the three months ended June 30, 2003 as compared with $41,000 and 15.8%, respectively for the six months ended June 30, 2002. The increase in margin was due to a lower percentage of permanent placement revenue as compared to the prior period, which had a lower contribution margin.

Selling, general and administrative ("SG&A") expenses decreased 32.5% from $1,754,500 for the three months ended June 30, 2002 to $1,185,100 for the three months ended June 30, 2003. This also compares with $1,112,100 of similar expense in the previous quarter ended March 31, 2003. The decrease in year over year comparable quarters was due to a reduction in workforce and to other cost reductions that we instituted in response to the overall softness in the economy.

Also included in our SG&A expenses are our holding company expenses, which decreased by $123,700 from $183,700 for the three months ended June 30, 2002 to $60,000, for the three months ended June 30, 2003. Our prior quarter holding company expenses were $170,000 for the period ended March 31, 2003. The decrease in expense was due to reduced filing and legal fees incurred in the quarter. SG&A expenses for ICF's operations decreased from $1,754,500 for the three months ended June 30, 2002 to $1,392,700 for the three months ended June 30, 2003.

SG&A expenses decreased 31.2% from $3,328,300 for the six months ended June 30, 2002 to $2,291,200 for the six months ended June 30, 2003. The decrease was due to a reduction in workforce and to other cost reductions that we instituted in response to the overall softness in the economy.

Depreciation and amortization expenses were $64,300 and $80,000 for the three months ended June 30, 2003 and 2002, respectively. This decrease was due to minimal purchases of field service and office equipment. We expect that depreciation will continue to decrease in dollar terms as a result of a reduction in investments in capital equipment required to support the business.

Also included in our SG&A expenses are our holding company expenses, which decreased by $219,900 from $387,000 for the six months ended June 30, 2002 to $167,100, for the six months ended June 30, 2003. The decrease in expense was due to reduced filing and legal fees incurred.

Depreciation and amortization expenses were $132,100 and $158,400 for the six months ended June 30, 2003 and 2002, respectively. This decrease was due to minimal purchases of field service and office equipment. We expect that depreciation will continue to decrease in dollar terms as a result of a reduction in investments in capital equipment required to support the business.

Depreciation and amortization expenses were $64,300 and $80,000 for the six months ended June 30, 2003 and 2002, respectively. This decrease was due to minimal purchases of field service and office equipment. We expect that depreciation will continue to decrease in dollar terms as a result of a reduction in investments in capital equipment required to support the business

Dollars in Thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Operating Loss	$ (658,700)	$ (926,200)	$ (959,100)	$(1,368,300)

Operating Loss decreased to a loss of $658,700 for the three months ended June 30, 2003 from a loss of $926,200 for the three months ended June 30, 2002.

Operating Loss decreased to a loss of $959,100 for the six months ended June 30, 2003 from a loss of $1,368,300 for the six months ended June 30, 2002.

There was no interest income for the three and six months ended June 30, 2003 and 2002.

Interest expense increased for the three months ended June 30, 2003 to $50,500 from$41,900 for the three months ended June 30, 2002., due to increased borrowing.  Our related party interest expenses declined from $21,500 to $2,000, for the quarters ended June 30, 2002 and 2003. We did experience an increase in comparable borrowing under our working capital line of credit, which resulted in an increase in interest expense from $20,400 to $48,500, respectively, for the quarters ended June 30, 2002 and 2003.

Other Income (Expense) is comprised mostly of bank fees and charges associated with our line of credit, offset by miscellaneous income for the period, which resulted in a net expense of $200 and $13,200, respectively, for the three months ended June 30, 2003 and 2002.

Other Income (Expense) is comprised mostly of bank fees and charges associated with our line of credit, offset by miscellaneous income for the period, which resulted in a net expense of $200 and $36,600, respectively, for the six months ended June 30, 2003 and 2002.

During the six months ended June 30, 2003 and 2002, the Company provided a valuation allowance on all of the deferred tax asset associated with the losses incurred during the periods, respectively, as management is unable to conclude that it is more likely than not that such deferred tax assets will be realized.  During the three-month and six-month periods ended June 30, 2003, we recognized a net tax benefit of $7,900 which consisted of an additional tax refund of $9,500 less state tax expense of $1,600. An income tax benefit of 204,400 was received for the three months ended June 30, 2002 due to losses for the quarter.  An income tax refund was received in July 2002.

Net Loss Available to Common Shareholders decreased from $981,300, or ($0.05) per share, for the three months ended June 30, 2002 to $706,500, or ($0.03) per share, for the three months ended June 30, 2003.

Net Loss Available to Common Shareholders decreased from $1,300,600, or ($0.06) per share, for the six months ended June 30, 2002 to $1,058,900, or ($0.04) per share, for the six months ended June 30, 2003.

Liquidity and Capital Resources

Cash and cash equivalents increased to $462,300 at June 30, 2003 compared to $29,400 at December 31, 2002. The increase was mainly attributable to the sale of Series A convertible redeemable preferred stock for cash proceeds of $312,500 during the three months ended March 31, 2003 and the sale of Series B convertible redeemable preferred stock of $215,000 during the three months ended June 30, 2003. In addition, on June 28, 2003, COMC received a federal income tax refund of $410,408.

Cash Flows From Operating Activities. For the six months ended June 30, 2003, cash consumed by operating activities was $516,100 which resulted primarily from our net loss for the first six months of $1,053,300, decreased by non-cash charges of $240,300, adecline in operating assets of $465,500, anincrease in liabilities, of $201200, offset by a decrease in customer deposits of $369,800.

Accounts receivable and work in process unbilled decreased by $260,600 due to increased collection activity and write down of work in process based on estimated net realizable value in the second quarter of 2003. Net increase in payables and accruals amounted to $201,000 primarily due to an increase in accrued payroll for executive salaries and account payables.

Cash Flows From Investing Activities. There were no significant investing activities during the six months ended June 30,  2003.

Cash Flows From Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2003 was $948,400. The cash generated arose from $527,500 of proceeds from the issuance of Series A and B convertible redeemable preferred stock and from increased bank borrowings in the amount of $467,100 offset by $25,000 of debt repayment on related party notes payable and $21,200 on capital lease obligations.

Our long-term liabilities include $162,500 in Related Party Notes Payable. Interest is accruing at 4% per annum on these Notes and is being paid monthly.

Our net working capital at June 30, 2003 was a positive $89,400, a decrease of $333,100 from December 31, 2002. We have incurred operating and net losses in the first half of 2003 as well as during the years 2002 and 2001. We have limited additional financing available under our current accounts receivable financing facility in order to fund any additional cash required for our operations or otherwise. These matters raise substantial doubt about our ability to continue as a going concern. Management has taken steps as of and subsequent to December 31, 2002 to improve the situation, including the $500,000 conversion of a shareholder note to equity, treated as a capital contribution, the replacement of the Comerica line of credit with a new financing arrangement with Greater Bay Bancorp, the moving of our corporate offices from Martinez, California to a smaller facility in Concord, California in November 2002, the reduction of our direct sales force, a reduction in our work force and further cuts in overhead costs, the closing of our Birmingham facility, the downsizing of our Houston and Phoenix operations, and changes in our management. Any temporary lack of available financing could have a materially unfavorable effect on our financial statements. Our long-term prospects are dependent upon a return to profitability and/or the ability to raise additional capital as necessary to finance operations. The condensed consolidated financial statements included in this quarterly report do not include any adjustments that might result from the outcome of this uncertainty.

We have been dependent on two large customers for the majority of our revenue to date. A loss of either one could have a material effect on our liquidity. While from time to time we may experience delays in the collection of our accounts receivable from our major customers, due to the quality of our major customers, the collect ability of accounts receivable has not been a problem.

The following table discloses our contractual commitments, as of June 30, 2003, relating to lease obligations and long-term debt and redeemable preferred stock for future periods (See footnotes 3, 4, 5 and 6):

Years Ending December 31,
2003	$ 184,300
2004	511,900
2005	228,500
2006	117,600
2007	97,500
2008	642,800
$ 1,782,600

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

Part II. OTHER INFORMATION

Item 1. Legal proceedings

The Company settled a legal proceeding during the second quarter of 2003. The Company is currently involved in one other separate legal proceeding.

On May 25, 2003, ICF settled all outstanding legal matters with Metropolitan Talent Agency (Metropolitan). Metropolitan and ICF agreed to release each other as liable parties in the suit and settle outstanding fees for release of writ of attachment for collecting on the original judgment of the case.

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

The Company has been informed by a competitor that a current sales employee may be in violation of a non-compete agreement. This employee has stated in her employment agreement with the Company that she did not have a non-compete agreement with her former employer. ICF does not believe this will have a material effect on the Company.

Mr. Christopher R. Smith, who was employed by the Company as Chief Executive Officer and President, and served on the Company’s Board of Directors, until his resignation effective April 14, 2003. As of April 3, 2003, according to the Company’s records, Mr. Smith owned 872,950 shares of the Company’s common stock. The Company is reviewing its rights and obligations under Mr. Smith’s option agreement dated August 10, 1999, which provided an option to purchase 2,463,869 common shares at an exercise price of $0.08 per share.

Item 2. Changes in Securities

At the Board of Directors Meeting on February 28, 2003, our Board authorized management to raise up to $750,000 of equity from the sale of Series A Preferred Stock in COMC. In March 2003, we raised approximately $312,500 through a private placement of 1,092,657.34 shares of Series A Preferred Stock for $.286 per share convertible in ten shares of common stock with various accredited investors (the"Investors"). The offering to the Investors was exempt from the regulation requirements of the Securities Act of 1933 pursuant to Regulation D, Rule 506. In March and June 2003, an additional 55,944.06 and 56,614.93 shares of Series A Preferred  Stock was issued, valued at $16,000 and $16,200, respectively, for services rendered and as a reimbursement for expenses in the first and second quarter of 2003.

At the Board of Directors Meeting on May 8, 2003, our Board authorized management to raise part of the $750,000 of equity previously authorized at the February 28, 2003 meeting. In June 2003 the Company raised $215,000 through a private placement of 1,075,000 shares of Series B Convertible Redeemable Preferred Stock for $.20 per share convertible into twenty shares of common stock. In addition, 250,000 shares  of convertible redeemable Series B preferred stock were issued in exchange for $62,500 of Related Party Note Payable. In addition, the CEO Company’s received 75,000 shares of convertible redeemable Series B preferred stock, valued at $15,000, as compensation for services rendered in connection with the restructuring.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5. Other Information

At the February 6, 2002 Board of Directors Meeting, Mr. John Ackerman stepped down as Chairman of the Board of COMC and was replaced by Mr. William M. Burns. Mr. Christopher Smith was named the CEO of ICF as well as holding that position with COMC. In November 2002, and April of 2003, Paul Bakker and Patrick Guarino, respectively, resigned from the board of the Company.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                COMC, INC.

                                By: /s/ Janice B. Fuellhart

                                   -------------------------------

                                   Janice B. Fuellhart, Chairman

Dated:  August 18, 2003

EXHIBIT INDEX

10.10  stockpur.htm">SERIES B PREFERRED STOCK PURCHASE AGREEMENT

31.1    dx31-1.htm"> Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

dx31-2.htm">

32.1    dx32-1.htm">Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2  dx32-1.htm">   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

dx32-2.htm">