Form 10QSB
period 2003-09-30
COMC INC
filed 2003-11-14
CIK 754568

================================================================================

THE SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2003

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

Commission File No. 0-16472

COMC, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware ------------------------------- (State or other jurisdiction of incorporation or organization)	95-4628378 ------------------------------- (I.R.S. Employer Identification No.)

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

Yes [X] No [  ]

As of November 14, 2003 a total of 30,485,328 shares of COMC's common stock were issued; 26,684,091 shares of COMC's common stock were outstanding, and

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

3 4 5 6 14 18 18 18 18 18 18 19 19

Signatures

Exhibit Index

Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

COMC, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	September 30,	December 31,
Assets	2003	2002
	(unaudited)
Current:
Cash and cash equivalents	$1,000	$29,400
Accounts receivable, less allowance for doubtful
accounts of $58,300 and $58,300, respectively	1,559,800	1,404,900
Work in process, unbilled	1,032,700	592,600
Inventories	154,000	144,100
Prepaid expenses and other current assets	230,200	107,000
Refundable income taxes	—	400,900
Deferred income taxes	50,000	50,000
Total Current Assets	3,027,700	2,728,900
Property and Equipment, net	552,600	724,000
Other Assets	51,000	71,600
Total Assets	$3,631,300	$3,524,500

Liabilities, Convertible Redeemable Preferred Stock and Shareholders' (Deficiency) Equity
Current Liabilities:
Bank borrowings	$815,200	$27,100
Accounts payable	1,359,900	1,037,900
Accrued expenses	588,700	613,900
Current portion of capital lease obligations	31,400	38,900
Customer deposits	218,200	588,600
Total Current Liabilities	3,013,400	2,306,400
Capital Lease Obligations, net of current portion	62,900	84,500
Related Party Notes Payable	162,500	250,000
Deferred Income Taxes	50,000	50,000
Convertible Redeemable Preferred Stock, Series A, $.01 par value; 2,000,000 shares authorized; 1,205,216.33 and 0 shares issued and outstanding, respectively	353,600	—
Convertible Redeemable Preferred Stock, Series B, $.01 par value; 4,000,000 shares authorized; 1,554,000 and 0 shares issued and outstanding, respectively	328,300	—
Total Liabilities	3,970,700	2,690,900
Commitments and Contingencies Shareholders' (Deficiency) Equity:
Common stock, $.01 par value; 40,000,000 shares authorized; 30,485,328 and 27,433,958 shares issued; 26,684,091 and 23,632,721 shares outstanding, respectively	304,800	274,300
Additional paid-in capital	16,863,100	16,832,600
Accumulated deficit	(15,255,000)	(14,021,000)
Treasury stock at cost: 3,801,237 and 3,801,237 shares, respectively	(2,252,300)	(2,252,300)
Total Shareholders' (Deficiency) Equity	(339,400)	833,600
	$3,631,300	$3,524,500

See accompanying notes to condensed consolidated financial statements

COMC, Inc. and Subsidiary Condensed Consolidated Statements of Operations

		Three Months Ended September 30,			Nine Months Ended September 30,
		2003		2002	2003	2002
		(unaudited)		(unaudited)	(unaudited)	(unaudited)
Revenues:
Data and Voice Service		$2,853,700		$3,000,600	$7,942,700	$9,023,100
Recruitment Service		29,000		129,000	117,600	389,000
		2,882,700		3,129,600	8,060,300	9,412,100

Cost of Revenues:
Data and Voice Services		1,792,500		2,029,900	5,434,700	5,975,000
Recruitment Services		20,000		110,000	91,200	329,000
		1,812,500		2,139,900	5,525,900	6,304,000

Gross Profit		1,070,200		989,700	2,534,400	3,108,100

Operating Expenses:
Selling, General & Administrative		1,118,000		1,322,600	3,409,200	4,650,900
Noncash Expenses:
Depreciation & Amortization		63,400		76,800	195,500	235,200
		1,181,400		1,399,400	3,604,700	4,886,100
Loss from Operations		(111,200)		(409,700)	(1,070,300)	(1,778,000)
Other Income (Expense)
Interest Expense		(53,900)		(10,000)	(151,700)	(66,900)
Interest Expense, related party		(1,600)		(19,400)	(6,100)	(62,600)
Other, net		—		(12,800)	200	(49,400)
		(55,500)		(42,200)	(157,600)	(178,900)

Loss Before Provision for Income Taxes		(166,700)		(451,900)	(1,227,900)	(1,956,900)
Income Tax Benefit		—		(200,000)	(7,900)	(404,400)
Net Loss		$(166,700)		$(251,900)	$(1,220,000)	$(1,552,500)

Preferred Stock Dividend		(8,400)		—	(14,000)	—
Net Loss Available to CommonShareholders		$(175,100)		(251,900)	$(1,234,000)	$(1,552,500)
Basic and Diluted Loss Per Common Share	$	(0.01)	$	(0.01)	$(0.05)	$(0.07)
Basic and Diluted Weighted-Average Common Shares Outstanding		26,684,091		21,722,700	25,868,949	20,944,700

See accompanying notes to condensed consolidated financial statements

COMC, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2003	2002
Cash Flows From Operating Activities:	(unaudited)	(unaudited)
Net Loss	$ (1,220,000)	$ (1,552,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	195,500	235,200
Amortization of deferred finance charge	—	18,600
Deferred income taxes	—	59,900
Issuance of common stock for services	14,200	—
Issuance of common stock in exchange for stock options	4,300	—
Issuance of convertible redeemable Series A preferred stock for expenses	32,200	—
Issuance of convertible redeemable Series B preferred stock for services and expenses	45,700	—
Changes in operating assets and liabilities:
Accounts Receivable and Work In Process Unbilled	(595,000)	2,009,700
Inventories	(9,900)	(14,900)
Prepaid expenses and other current assets	(80,700)	(105,300)
Accounts payable	322,000	276,600
Accrued expenses	(25,200)	(447,500)
Income taxes payable/refundable	400,900	3,200
Other current liabilities	—	61,400
Customer deposits	(370,400)	—
Net Cash (Used In) Provided By Operating Activities:	(1,286,400)	544,400

Cash Flows From Investing Activities:
Deposits and Other assets	20,600	(13,200)
Purchase of property and equipment	(24,100)	(12,000)
Net Cash Used In Investing Activities	(3,500)	(25,200)

Cash Flows From Financing Activities
Sale of common stock, net of offering costs	—	626,200
Sale of Series A convertible redeemable preferred stock	312,500	—
Sale of Series B convertible redeemable preferred stock	215,000	—
Advances from bank loans	8,624,500	13,900,000
Repayments on bank loans	(7,836,400)	(15,122,800)
Repayment on Related Party Subordinate Notes Payable	(25,000)	—
Payments on capital lease obligations	(29,100)	(33,000)
Net Cash Provided By (Used In) Financing Activities	1,261,500	(629,600)

Net Decrease in Cash and Cash Equivalents	(28,400)	(110,400)
Cash and Cash Equivalents, beginning of period	29,400	200,700
Cash and Cash Equivalents, end of period	$ 1,000	$ 90,300
Cash Paid For:
Interest	$ 171,000	$ 153,800
Income taxes	$ 1,600	$ —
Non Cash Financing Activities:
Accrued dividend for Series A and B convertible redeemable Preferred stock	$ 14,000	$ —
Issuance of common stock in exchange for stock options	$ 4,300	$ —
Issuance of convertible redeemable series B preferred stock in exchange for related party note payable	$ 62,500	$ —
Non Cash Investing Activities:
Equipment under capital lease	$ —	$ 129,400

See accompanying notes to condensed consolidated financial statements.

COMC Inc., and Subsidiary

Notes to Condensed Consolidated Financial Statements

1.   Summary of Accounting Policies

The Company

COMC, Inc. and Subsidiary (the “Company”) is a technology service company in the telecommunications industry with a regional service coverage area. The Company designs, implements, supports, and manages LAN/WAN computer network systems, voice communication network systems, and premise wiring for both data and voice. In addition, the Company provides customers with permanent and temporary technical professional recruitment and placement services. The Company is redirecting its business focus away from the recruitment and placement services in 2003 and is not seeking new customers in this area.

Basis of Presentation

The interim consolidated financial statements presented have been prepared by COMC, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature (except as discussed below) necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30, 2003 and 2002, (b) the Company's financial position at September 30, 2003 and (c) the cash flows for the nine months ended September 30, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

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

On August 17, 1998, the Company consummated the acquisition of ICF Communication Systems, Inc. (ICF). Under the terms of the Agreement and Plan of Merger dated July 24, 1998, ICF merged with and into a wholly owned subsidiary of the Company that had been especially organized for purposes of this transaction (the Merger). In connection with the Merger, ICF's name was changed to ICF Communication Solutions, Inc. In consideration for the Merger, the two principals of ICF received an aggregate payment valued at approximately $14,000,000, as follows: $1,500,000 in cash at the closing of the  transaction; $3,500,000 in promissory notes of which $162,500 remain outstanding as of September 30, 2003, and 6,493,506 shares of the Company's common stock valued at $9,000,000 or $1.386 per share. The Company agreed to use its best efforts to register the shares of common stock issued in connection with the Merger.

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

As of September 30, 2003 and December 31, 2002, the fair values of the Company's financial instruments approximate their historical carrying amounts.

Basic and Diluted Earnings and Loss Per Common Share

Under SFAS No. 128, the dilutive effect of stock options is excluded from the calculation of basic earnings per share. For the periods ended September 30, 2003 and 2002 all potential common shares were excluded from diluted earnings per share as their effects were antidilutive, respectively. As of September 30, 2003 the Series A and B convertible redeemable preferred stock outstanding could be converted into an aggregate of 43,132,163 shares of common stock, subject to limitations on conversion to the extent shares are not available on conversion as set forth in the Preferred Stock Purchase Agreements.

Options outstanding to purchase 3,622,864 shares of common stock at prices between $0.08 per share and $1.00 per share would not have increased the diluted number of common stock outstanding (using the treasury stock method) as the exercise prices were greater than the average market price of the common stock during the three-month and nine-month periods ended September 30, 2003.

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

COMC Inc., and Subsidiary

Notes to Condensed Consolidated Financial Statements

SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income (loss) and earnings (loss) per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No.123. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option pricing-model with the following weighted average assumptions used for grants in 2001: dividend yield of 0; expected volatility of 170%; risk-free interest rate of 5.3% and expected lives of five years for all plan options. There were no options granted in 2002 and during the nine months ended September 30, 2003. Under the accounting provisions of SFAS No. 123, the Company's pro forma net loss and the basic and diluted net loss per common share would have been adjusted to the pro forma amounts below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

Net Loss Available to Common Shareholders:
As Reported	$ (175,100)	$ (251,900)	$ (1,234,000)	$ (1,552,500)
Add: Stock-based employees compensation
expense included in net loss	—	—	—	—
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards	(700)	(10,000)	(19,500)	(30,000)
Pro forma	$ (175,800)	$ (261,900)	$ (1,253,500)	$ (1,582,500)
Basic and Diluted earnings (loss) per share:
As reported	$ (0.01)	$ (0.01)	$ (0.05)	$ (0.07)
Pro forma	$ (0.01)	$ (0.01)	$ (0.05)	$ (0.08)

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

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 requires that certain financial instruments, which have characteristics of both liabilities and equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As a result of adopting SFAS 150 on July 1, 2003, the Company has included the carrying value of its convertible redeemable preferred stock as part of total liabilities in the Company’s balance sheet. This presentation did not affect the carrying amount of the Company’s shareholders’ deficiency.

2. Future Prospects

The Company has incurred operating and net losses in the first nine months 2003 as well as during the years 2002 and 2001. The Company has limited additional financing available under its current accounts receivable financing facility in order to fund any additional cash required for its operations or otherwise. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management has taken steps as of and subsequent to December 31, 2002 to improve the situation, including the $500,000 conversion of a shareholder note to equity, treated as a capital contribution, the replacement of the Comerica line of credit with a new financing arrangement with Greater Bay Bancorp, the moving of the Company's corporate offices from Martinez, California to a smaller facility in Concord, California in November 2002, the reduction of the Company's direct sales force, a reduction in the Company's work force and further cuts in overhead costs, the closing of the Company's Birmingham facility, the downsizing of the Company's Houston and Phoenix operations, and changes in the Company's management.  Management is currently discussing with Pacific Business Funding an additional increase in the line of credit to a maximum commitment of $2,000,000 and a reduction of the interest rate. There are no assurances that the Company will be successful.

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

3.   Financings

Lines of Credit

In 2002, the Company (i) raised approximately $650,000 in a private placement of its common stock with various accredited investors, and (ii) secured a $2,000,000 revolving line of credit under a Revolving Credit Loan & Security Agreement with Comerica Bank ("Agreement") that expired in February 2003. The borrowings under the Agreement are limited to no more than 80% of eligible accounts receivable (as defined in the agreement), bear interest at the bank's prime rate plus 2.0% (6.25% as of December 31, 2002) and are collateralized by the Company's accounts receivable, inventories, and property and equipment. The Agreement contains certain restrictive covenants, which require, among other things, that the Company maintain certain financial ratios pertaining to tangible net worth (as defined), debt to tangible net worth (as defined), and current ratio, and maintain certain minimum levels of tangible net worth (as defined) and net income (as defined). The Company was not profitable in 2002 and did not meet the covenants pertaining to net income and current ratio (as defined in the Agreement). The Bank waived the net income covenant and current ratio for the first quarter of 2002, but the Company did not receive a subsequent waiver and was not able to satisfy all financial covenants since then and continued to be in default. On December 6, 2002, the Company received notice that it was still in default on various terms of the Agreement. On February 7, 2003, the Company executed a modification of the Agreement which, provided, among other terms, a reduction in the borrowing base, as defined in the Agreement, to 70%, with a further reduction to 60% in certain situations, a reduction in the credit limit to $750,000, with a further reduction to $550,000 in certain situations, and a modification to the termination date to March 14, 2003. The Company paid off the balance of monies due Comerica on February 27, 2003.

In February 2003, the Company entered into a one year accounts receivable financing facility with Pacific Business Funding, a division of Cupertino National Bank, which is part of Greater Bay Bancorp, to replace its facility with Comerica. The Agreement with Greater Bay Bancorp provides, among its terms, a $1,000,000 financing facility with a borrowing formula of 80% of eligible receivables, collateralized with a first lien on all assets. The finance fees on this Greater Bay Bancorp facility are 1.5% per month (18% annual rate) on average daily cash balances with an additional administrative fee and an annual commitment fee. There are no financial covenants under this facility. On October 10, 2003, the maximum commitment under this financing facility was increased to $1,500,000.  In connection with this increase, the Company executed a warrant agreement with Pacific Business Funding for 277,777 shares of the Company 6;s common stock at an exercise price of $0.09 per share and an expiration date of October 14, 2013.  Any temporary lack of financing could have a materially unfavorable effect on the Company's financial statements. The Company's long-term prospects are dependent upon a return to profitability and/or the ability to raise additional capital as necessary to finance its operations. Management is currently discussing with Pacific Business Funding an additional increase in the line of credit to a maximum commitment of $2,000,000 and a reduction of the interest rate. There are no assurances that the Company will be successful. See Note 2.

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

As of September 30, 2003, maturities of the debt financing discussed above are as follows:

Years Ending December 31,
2003	$ 6,900
2004	29,000
2005	31,700
2006	18,900
2007	4,900
$ 91,400

4.   Commitments and Contingencies

Operating Leases

The Company leases certain offices under operating leases expiring on various dates through 2007. Total rent expense charged to operations was $511,200 in 2002, respectively. As of September 30, 2003, the minimum future rental commitments under non-cancelable operating leases payable over the remaining terms of the operating leases are:

Years Ending December 31,
2003	$ 79,600
2004	314,500
2005	189,600
2006	83,400
2007	85,700
$ 752,800

Rent expense during the nine months ended September 30, 2003 was, net of sublease income, $176,400.

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

During the quarter ended June 30, 2003, the Company was informed by a competitor that a then current sales employee may be in violation of a non-compete agreement. This employee stated in her employment agreement with the Company that she did not have a non-compete agreement with her former employer. ICF does not believe this will have a material effect on the Company.  On August 22, 2003, ICF and this former employee entered into a letter agreement ending her employment and releasing ICF from all claims, actions and causes of action.

On September 10 and October 31, 2003, the Company filed two lawsuits in Contra Costa County Superior Court, California against several former employees of the Company, namely, Charles E. Lincoln, Paul Carpenter, Steven Johnson, Jeffrey Clark, Lynn Thompson, Michael Gurasich, Charles Rago, and Ronalee Haggard, and related business entities, Comletric, Information Technology Squared, and All Business Communications, for misappropriation of trade secrets, breach of contract, and business torts.

Employment Agreements

The Company's current Chairman and Chief Executive Officer is an "At Will" employee at an annual salary of $135,000, which was accrued from April until August 2003.  On September 2, 2003.  The Company started paying the CEO her monthly salary in September 2003.

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

Related party interest expense associated with the above notes aggregated $60,700 during 2002. In the nine months ended September 30, 2003 related party interest expense amounted to $6,100.

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

6. Convertible Redeemable Preferred Stock

In March 2003, the Company raised $312,500 through a private placement of 1,092,657.34 shares of Series A Convertible Redeemable Preferred Stock for $.286 per share with various accredited investors (the "Investors"). Each investor had the right to increase his purchase by 25% during a 90 day period from the purchase date.  As of June 30, 2003 this right expired with no new shares being issued. In March and June 2003, an additional 55,944.06 and 56,614.93 shares of Series A Convertible Redeemable Preferred Stock were issued, valued at $16,000 and $16,200, respectively, for reimbursement of expenses in the first and second quarter of 2003.

In June 2003, the Company raised $215,000 through a private placement of 1,075,000 shares of Series B Convertible Redeemable Preferred Stock for $.20 per share with various accredited investors. In addition, 250,000 shares of convertible redeemable Series B preferred stock were issued in exchange for $62,500 of Related Party Note Payable. In addition, the CEO received 75,000 shares of convertible redeemable Series B preferred stock, valued at $15,000, as compensation for services rendered in connection with the restructuring.  In September 2003, an additional 154,000 shares of Series B Convertible Redeemable Preferred Stock were issued, valued at $30,800 for reimbursement of expenses in the third quarter of 2003.

Accrued dividends as of September 30, 2003 on Series A and B Convertible Redeemable Preferred Stock were $8,900 and $5,100, respectively.

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

As of September 30, 2003 accrued dividends on the Series A Preferred Stock amounted to $8,900.

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

As of September 30, 2003 accrued dividends on the Series B Preferred Stock amounted to $5,100.

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

As of September 30, 2003, Series A and B Preferred Stock would be convertible into 12,052,163 and 31,080,000, respectively, shares of common stock, subject to limitations on conversion to the extent shares are not available on conversion as set forth in the Preferred Stock Purchase Agreements.

COMC Inc., and Subsidiary

Notes to Condensed Consolidated Financial Statements

7. Shareholders' Equity

In March 2003, the Company issued 2,100,000 shares of common stock for services to the Chairman, President and CEO of the Company, and 735,000 shares of common stock to a financial advisor for services rendered in connection with assistance in financial restructuring provided in the quarter ended March 31, 2003 and additional services to be provided over the next year. These shares have certain service milestones that provide for a clawback of shares if services are terminated. Of these shares, 708,750 vested immediately with the remaining balance of 2,126,250 shares vesting 50% on October 1, 2003 and 50% on March 31, 2004, respectively. The 2,835,000 shares were valued at $.02 per share, or $56,700. As of September 30, 2003, 75% of this amount has been recorded as a prepaid expense.

8.  Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents, and trade receivables. The Company places its cash and cash equivalents with high quality financial institutions and, by policy, limits the amounts of credit exposure to any one financial institution.

In the first nine months of 2003, revenues from the Company's two largest customers accounted for approximately 49%, and 33%, respectively, of total revenues. Accounts receivable balances at September 30, 2003 from these two customers represented approximately 60% and 22%, respectively, of net accounts receivable. In the first nine months of 2002, revenues from the Company's two largest customers accounted for approximately 46%, and 31%, respectively, of total revenues. No other customer accounted for more than 10% of total revenue in the nine months ended September 30, 2003 and 2002, respectively.

The concentrations of revenues and related receivables as of and for the nine months ended September 30, 2003 as described above expose the Company to a relatively greater degree of risk of loss than would be the case with greater customer diversification.

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

The revenue components of the Recruitment Services segment consist primarily of providing customers with permanent and temporary technical professional recruitment and placement services to fill their internal staffing needs. The Company is redirecting its business focus away from the recruitment and placement services in 2003 and is not seeking new customers in this area.

Summarized financial information concerning the operating segments in which the Company operated for the three and nine month periods ended September 30, 2003 and September 30, 2002, is shown in the following tables:

Operating Segments	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Data & Voice Services	$ 2,853,700	$ 3,000,600	$ 7,942,700	$ 9,023,100
Recruitment Services	29,000	129,000	117,600	389,000
Corporate	—	—	—	—
	$ 2,882,700	$ 3,129,600	$ 8,060,300	$ 9,412,100

Income (loss) from operations:
Data & Voice Services	$ 997,800	$ 893,900	$ 2,312,500	$ 2,812,900
Recruitment Services	9,000	19,000	26,400	60,000
Corporate	(1,118,000)	(1,322,600)	(3,409,200)	(4,650,900)
	$ (111,200)	$ (409,700)	$ (1,070,300)	$(1,778,000)

Total Assets:
Data & Voice Services	$ 3,587,700	$ 3,741,200	$ 3,587,700	$ 3,741,200
Recruitment Services	34,700	87,000	34,700	87,000
Corporate	9,200	13,500	9,200	13,500
	$ 3,631,600	$ 3,841,700	$ 3,631,600	$ 3,841,700

Expenditures for long lived assets:
Data & Voice Services	$ 9,400	$ —	$ 29,400	$ 12,000
Recruitment Services	—	—	—	—
Corporate	—	—	—	—
	$ 9,400	$ —	$ 29,400	$ 12,000

Depreciation and amortization:
Data & Voice Services	$ 63,400	$ 76,800	$ 195,500	$ 235,200
Recruitment Services	—	—	—	—
Corporate	—	—	—	—
	$ 63,400	$ 76,800	$ 195,500	$ 235,200

COMC Inc., and Subsidiary

Notes to Condensed Consolidated Financial Statements

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

In addition to the services described above, our Recruitment Services division is providing our customers with permanent and temporary technical professional recruitment and placement services to fill their internal staffing needs. The Company is redirecting its business focus away from the recruitment and placement services in 2003 and is not seeking new customers in this area.

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

Critical Accounting Policies:

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying Notes. The Summary of Significant Accounting Policies appears in Note 1 to the Condensed Consolidated Financial Statements and describes the significant accounting polices and methods used in the preparation of the Condensed Consolidated Financial Statements. Estimates are used for, but are not limited to, revenue recognition, the allowance for doubtful accounts, and deferred tax assets. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Condensed Consolidated Financial S tatements.

Revenue recognition. The Company derives a significant portion of its revenue from short and long-term contracts, which require the accurate estimation of the cost, scope and duration of each engagement. Revenue and the related costs for these projects are recognized on the percentage-of-completion, using the cost incurred to the estimated cost at completion. If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly under the contracts, then future margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to the Company's results of operations.

Allowance for Doubtful Accounts. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of our acc ounts receivables and our future operating results.

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

Results of Operations:
	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Thousands	2003	2002	2003	2002

Net Revenues
Data & Voice Services	$ 2,853,700	$ 3,000,600	$ 7,942,700	$ 9,203,100
Recruitment Services	29,000	129,000	117,600	389,000
Total Revenues	$ 2,882,700	$ 3,129,600	$ 8,060,300	9,412,100

Our revenues were $2,882,700 and $3,129,600 for the three months ended September 30, 2003 and 2002, respectively, representing a decrease of 7.9%. This decrease was due primarily to a 4.9% decrease in Data and Voice Services revenue for the period, and a 77.5% decrease in Recruitment Services revenue. Compared with revenues of $2,629,800 generated in the quarter ended June 30, 2003, our third quarter revenue increased 9.6%. Data and Voice Services continued to show the effects of a decline in project work relating to one of our larger existing clients. We are not actively seeking new business in our Recruitment Services Division.

Our revenues were $8,060,300 and $9,412,100 for the nine months ended September 30, 2003 and 2002, respectively, representing a decrease of 14.4%. This decrease was due primarily to a 12.0% decrease in Data and Voice Services revenue for the period, and an 69.8% decrease in Recruitment Services revenue. Data and Voice Services continued to show the effects of a significant decline in project work relating to one of our larger existing clients. We are not seeking new business in our Recruitment Services Division.

Dollars in Thousands	Three Months Ended September 30,				Nine Months Ended September 30,
	2003		2002		2003		2002
Gross Profits		Margin		Margin		Margin		Margin
Data & Voice Services	$1,061,200	37.2%	$970,700	32.4%	$2,508,000	31.6%	$3,048,100	33.1%
Recruitment Services	9,000	31.0%	19,000	14.7%	26,400	22.3%	60,000	15.4%
Total Gross Profits	$1,070,200	37.1%	$989,700	31.6%	$2,534,400	31.4%	$3,108,100	33.0%

Cost of revenues was $1,812,500 and $2,139,900 for the three months ended September 30, 2003 and 2002, respectively, representing marginal a decrease of 15.3%. Our Gross profit for the comparable periods was $1,070,200 and $989,700, respectively, representing an increase of 8.1%. Gross profit and margin for Data and Voice Services was $1,061,200 and 37.2%, respectively, for the three months ended September 30, 2003 as compared with $970,700 and 32.4%, respectively, for the three months ended September 30, 2002. The increase in margin was mainly due to less use of more expensive subcontracted labor. Gross profit and margin for Recruitment Services were $9,000 and 31.0%, respectively for the three months ended September 30, 2003 as compared with $19,000 and 14.7%, respectively for the three months ended September 30, 2002. The increase in margin was due to a lower percentage of permanent placement revenue as compared to the prior period, which had a lower contribution margin.

Cost of revenues was $5,525,900 and $6,304,000 for the nine months ended September 30, 2003 and 2002, respectively, representing a decrease of 12.3%. Conversely, our Gross profit for the comparable periods was $2,534,400 and $3,108,100, respectively, representing a decrease of 18.5%. Gross profit and margin for Data and Voice Services was $2,508,000 and 31.6%, respectively, for the nine months ended September 30, 2003 as compared with $3,048,100 and 33.1%, respectively, for the nine months ended September 30, 2002. The decrease in margin was mainly due to write down of work in process based on estimated net realizable value, which was partially off-set by the less use of more expensive subcontracted labor on out-of-area projects. Gross profit and margin for Recruitment Services were $26,400 and 22.3%, respectively for the three months ended September 30, 2003 as compared with $60,000 and 15.4%, respectively for the nine months ended September 30, 2002. The increase in margin was due to a lower percentage of permanent placement revenue as compared to the prior period, which had a lower contribution margin.

Selling, general and administrative ("SG&A") expenses decreased 15.5% from $1,322,600 for the three months ended September 30, 2002 to $1,118,000 for the three months ended September 30, 2003. This also compares with $1,185,100 of similar expense in the previous quarter ended June 30, 2003. The decrease in year over year comparable quarters was due to a reduction in workforce and to other cost reductions that we instituted in response to the overall softness in the economy. SG&A expenses decreased 26.7% from $4,650,900 for the nine months ended September 30, 2002 to $3,409,200 for the nine months ended September 30, 2003. The decrease was due to a reduction in workforce and to other cost reductions that we instituted in response to the overall softness in the economy.

Also included in our SG&A expenses are our holding company expenses, which decreased by $7,000 from $108,800 for the three months ended September 30, 2002 to $101,800, for the three months ended September 30, 2003. Our prior quarter holding company expenses were $58,800 for the period ended June 30, 2003. The increase from the previous quarter was due to increased filing and legal fees incurred in the quarter. Our holding company expenses decreased by $226,900 from $495,800 for the nine months ended September 30, 2002 to $268,900, for the nine months ended September 30, 2003. The decrease in expense was due to reduced filing and legal fees incurred.

Depreciation and amortization expenses were $63,400 and $76,800 for the three months ended September 30, 2003 and 2002, respectively. This decrease was due to minimal purchases of field service and office equipment. We expect that depreciation will continue to decrease in dollar terms as a result of a reduction in investments in capital equipment required to support the business.

Depreciation and amortization expenses were $195,500 and $235,200 for the nine months ended September 30, 2003 and 2002, respectively. This decrease was due to minimal purchases of field service and office equipment. We expect that depreciation will continue to decrease in dollar terms as a result of a reduction in investments in capital equipment required to support the business.

Dollars in Thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Loss from Operations	$ (111,200)	$ (409,700)	$ 1,070,300)	$ (1,778,000)

Loss from Operations decreased to a loss of $111,200 for the three months ended September 30, 2003 from a loss of $409,700 for the three months ended September 30, 2002.

Loss from Operations decreased to a loss of $1,070,300 for the nine months ended September 30, 2003 from a loss of $1,778,000 for the nine months ended September 30, 2002.

Interest expense increased for the three months ended September 30, 2003 to $55,500 from $29,400 for the three months ended September 30, 2002, due to increased borrowing.  Included in this amount is our related party interest expenses which declined from $19,400 to $1,600, for the quarters ended September 30, 2002 and 2003, respectively. We did experience an increase in comparable borrowing under our working capital line of credit, which resulted in an increase in interest expense to $151,700 from $66,900, respectively, for the nine months ended September 30, 2003 and 2002.

Other Income (Expense) is comprised mostly of bank fees and charges associated with our line of credit, offset by miscellaneous income for the period, which resulted in a net expense of $0 and $12,800, respectively, for the three months ended September 30, 2003 and 2002.

Other Income (Expense) is comprised mostly of bank fees and charges associated with our line of credit, offset by miscellaneous income for the period, which resulted in a net income of  $200 and a net expense of $49,400, respectively, for the nine months ended September 30, 2003 and 2002.

During the nine months ended June 30, 2003 and 2002, the Company provided a valuation allowance on all of the deferred tax asset associated with the losses incurred during the periods, respectively, as management is unable to conclude that it is more likely than not that such deferred tax assets will be realized.  During the nine months ended September 30, 2003, we recognized a net tax benefit of $7,900, which consisted of an additional tax refund of $9,500 less state tax expense of $1,600. An income tax benefit of $200,000 and $404,000 were received for the three months and nine months ended September 30, 2002, respectively, due to losses incurred during the periods. In June 2003, we received a federal income tax refund of $410,400 as a result of the carryback of the net operating loss in 2002 to prior tax years.

Net Loss Available to Common Shareholders decreased from $251,900, or ($0.01) per share, for the three months ended September 30, 2002 to $175,100, or ($0.01) per share, for the three months ended September 30, 2003.

Net Loss Available to Common Shareholders decreased from $1,552,500, or ($0.07) per share, for the nine months ended September 30, 2002 to $1,234,000, or ($0.05) per share, for the nine months ended September 30, 2003.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $1,000 at September 30, 2003 compared to $29,400 at December 31, 2002. The decrease was mainly attributable to increased working capital requirements to fund operating activities offset by the sale of Series A convertible redeemable preferred stock for cash proceeds of $312,500 during the three months ended March 31, 2003 and the sale of Series B convertible redeemable preferred stock of $215,000 during the three months ended June 30, 2003. In addition, in June 2003, we received a federal income tax refund of $410,400.

Cash Flows From Operating Activities. For the nine months ended September 30, 2003, cash consumed by operating activities was $1,286,400 which resulted primarily from our net loss for the first nine months of $1,220,000, decreased by non-cash charges of $96,400, a decline in operating assets of $284,700, an increase in liabilities, of $296,800, offset by a decrease in customer deposits of $370,400.

Accounts receivable and work in process unbilled increased by $595,000 due to increased billings offset by write down of work in process based on estimated net realizable value in the second quarter of 2003. Net increase in payables and accruals amounted to $296,800 primarily due to an increase in accrued payroll for executive salaries and account payables.

Cash Flows From Investing Activities. There were no significant investing activities during the nine months ended September 30,  2003.

Cash Flows From Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2003 was $1,261,500. The cash generated arose from $527,500 of proceeds from the issuance of Series A and B convertible redeemable preferred stock and from increased bank borrowings in the amount of $788,100 offset by $25,000 of debt repayment on related party notes payable and $29,100 on capital lease obligations.

Our long-term liabilities include $162,500 in Related Party Notes Payable. Interest is accruing at 4% per annum on these Notes and is being paid monthly.

Our net working capital at September 30, 2003 was a positive $14,300, a decrease of $408,200 from December 31, 2002. We have incurred operating and net losses in the first nine months of 2003 as well as during the years 2002 and 2001. We have limited additional financing available under our current accounts receivable financing facility in order to fund any additional cash required for our operations or otherwise. These matters raise substantial doubt about our ability to continue as a going concern. Management has taken steps as of and subsequent to December 31, 2002 to improve the situation, including the $500,000 conversion of a shareholder note to equity, treated as a capital contribution, the replacement of the Comerica line of credit with a new financing arrangement with Greater Bay Bancorp, the moving of our corporate offices from Martinez, California to a smaller facility in Concord, California in November 2002, the reduction of our direct sales force, a reduction in our work force and further cuts in overhead costs, the closing of our Birmingham facility, the downsizing of our Houston and Phoenix operations, and changes in our management. Management is currently discussing with Pacific Business Funding an additional increase in the line of credit to a maximum commitment of $2,000,000 and a reduction of the interest rate. There are no assurances that the Company will be successful. Any temporary lack of available financing could have a materially unfavorable effect on our financial statements. Our long-term prospects are dependent upon a return to profitability and/or the ability to raise additional capital as necessary to finance operations. The condensed consolidated financial statements included in this quarterly report do not include any adjustments that might result from the outcome of this uncertainty.

We have been dependent on two large customers for the majority of our revenue to date. A loss of either one could have a material effect on our liquidity. While from time to time we may experience delays in the collection of our accounts receivable from our major customers, due to the quality of our major customers, the collect ability of accounts receivable has not been a problem.

The following table discloses our contractual commitments, as of September 30, 2003, relating to lease obligations and long-term debt and redeemable preferred stock for future periods (See footnotes 3, 4, 5 and 6):

Years Ending December 31,
2003	$ 86,500
2004	506,000
2005	221,300
2006	102,300
2007	90,500
2008	681,900
$ 1,688,500

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

On August 8, 2001, an ICF employee filed a complaint against Starbucks Corporation and Wells Fargo Bank (Defendants) in San Francisco Superior Court, claiming that the employee suffered wage loss, hospital and medical expenses, general damage and loss of earning capacity in unspecified amounts.  On March 7, 2002, the defendants filed an amendment to the cross-complaint, identifying ICF Communications Solutions, Inc. (ICF) as fictitiously named cross-defendant Roe 1.  Kemper Insurance has formally accepted ICF's tender of defense and has hired the law firm of Boornazian, Jensen and Garthe of Oakland, California to defend ICF on the cross-complaint of Wells Fargo. The insurance carriers for Wells Fargo and Starbucks have settled the claim brought against them by ICF's former employee but Wells is continuing to seek indemnity from ICF under the terms of a contract entered into in March, 1999.  It is ICF's positio n that the March, 1999 contract has no applicability to the claim by the former employee and that no indemnity is owed. The contractual and insurance coverage issues related to Well Fargo's indemnity claim that are somewhat unclear, and it is likely that Kemper will seek to reach a compromise settlement with Wells Fargo's carrier rather than litigate the issue. There is presently no trial date set for the indemnity claim.

During the quarter ended June 30, 2003, the Company was informed by a competitor that a then current sales employee may be in violation of a non-compete agreement. This employee has stated in her employment agreement with the Company that she did not have a non-compete agreement with her former employer. ICF does not believe this will have a material effect on the Company.  On August 22, 2003, ICF and this former employee entered into a letter agreement ending her employment and releasing ICF from all claims, actions and causes of action.  On August 22, 2003, ICF and this former employee entered into a letter agreement ending her employment and releasing ICF from all claims, actions and causes of action.

On September 10 and October 31, 2003, the Company filed two lawsuits in Contra Costa County Superior Court, California against several former employees of the Company, namely, Charles E. Lincoln, Paul Carpenter, Steven Johnson, Jeffrey Clark, Lynn Thompson, Michael Gurasich, Charles Rago, and Ronalee Haggard, and related business entities, Comletric, Information Technology Squared, and All Business Communications, for misappropriation of trade secrets, breach of contract, and business torts.

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

Item 2. Changes in Securities

At the Board of Directors Meeting on February 28, 2003, our Board authorized management to raise up to $750,000 of equity from the sale of Series A Preferred Stock in COMC. In March 2003, we raised approximately $312,500 through a private placement of 1,092,657.34 shares of Series A Preferred Stock for $.286 per share convertible in ten shares of common stock with various accredited investors (the "Investors"). The offering to the Investors was exempt from the regulation requirements of the Securities Act of 1933 pursuant to Regulation D, Rule 506. In March and June 2003, an additional 55,944.06 and 56,614.93 shares of Series A Preferred Stock was issued, valued at $16,000 and $16,200, respectively, for reimbursement of expenses in the first and second quarter of 2003.

At the Board of Directors Meeting on May 8, 2003, our Board authorized management to raise part of the $750,000 of equity previously authorized at the February 28, 2003 meeting. In June 2003 the Company raised $215,000 through a private placement of 1,075,000 shares of Series B Convertible Redeemable Preferred Stock for $.20 per share convertible into twenty shares of common stock. In addition, 250,000 shares  of convertible redeemable Series B preferred stock were issued in exchange for $62,500 of Related Party Note Payable. In addition, the CEO Company’s received 75,000 shares of convertible redeemable Series B preferred stock, valued at $15,000, as compensation for services rendered in connection with the restructuring.  In September 2003, an additional 154,000 shares of Series B Convertible Redeemable Preferred Stock were issued, valued at $30,800 for reimbursement of expenses in the third quarter of 2003.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5. Other Information

At the February 6, 2002 Board of Directors Meeting, Mr. John Ackerman stepped down as Chairman of the Board of COMC and was replaced by Mr. William M. Burns. Mr. Christopher Smith was named the CEO of ICF as well as holding that positionwith COMC. In November 2002, and April of 2003, Paul Bakker and Patrick Guarino, respectively, resigned from the board of the Company.

Until the acceptance of his resignation, that was offered to the Board on February 28, 2003 and subsequently accepted by the current Chairman, Mr. Smith was Chief Executive Officer and President and Acting Chief Financial Officer of COMC. Mr. Smith previously held officer positions at ICF until February 28, 2003 when Ms. Fuellhart became Chairman, President and Chief Executive Officer and Mr. Burns became Executive Vice President and Chief Operating Officer, respectively, of ICF. Mr. Steven Richman was elected a director in March, 2003.

In April 2003, Mr. Christopher Smith resigned as a director of the Company.

On May 8, 2003 George Malin was elected a director of COMC to fill a vacancy.

Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits.  The following is a list of exhibits filed as part of this Report on Form 10-QSB.

            (1) Certificate of Incorporation, incorporated herein by reference to the Company's definitive proxy statement for the 2000 Annual Meeting of

      Stockholders, filed with the Commission on October 23, 2000, pursuant to

      Regulation 14A of the Securities Exchange Act of 1934, as amended (the

      "Proxy Statement")

            (2)   By-laws, incorporated herein by reference to the Proxy Statement

Exhibit Number	Decription of Document
31	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)  No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                COMC, INC.

                                By: /s/ Janice B. Fuellhart

                                   -------------------------------

                                   Janice B. Fuellhart, Chairman

Dated:  November 14, 2003

EXHIBIT INDEX

31.1    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002