Form 10KSB
period 2003-12-31
COMC INC
filed 2004-04-14
CIK 754568

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year ended: December 31, 2003          Commission File Number 0-16472

COMC, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4628378

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4030 Pike Lane, Suite C, Concord, California	94520

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including Area Code:                       (925) 849-1400

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock (par value $.01 per share)

Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant’s best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The aggregate market value of the 18,090,968 shares of outstanding voting common stock held by non-affiliates of the registrant as of March 31, 2004 (based upon the average bid and asked prices of such shares) was approximately $3,618,194, based on the closing sale price for March 31, 2004, as reported on the OTC Bulletin Board. For purposes of this calculation, directors and executive officers of the Registrant and their affiliates are deemed to be affiliates of the registrant.

The number of shares outstanding of Registrant’s Common Stock as of March 31, 2004 was 26,709,091.

Certain matters discussed herein may constitute forward-looking statements, with in the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities the market and statements regarding the Company’s mission and vision. The Company’s actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

DESCRIPTION OF BUSINESS

COMC, Inc. (“COMC”, the “Company”, “Corporation” “we”, or “us”), through its wholly - owned operating subsidiary ICF Communication Solutions, Inc. (“ICF”), is a technology service company in the telecommunications industry with a regional geographic service coverage area. We design, implement, support and manage LAN/WAN computer network systems, voice communication network systems, and premise wiring for both data and voice. In addition, we distribute and maintain equipment on behalf of major telecommunication equipment manufacturers. Our target clients are primarily Fortune 1000 sized enterprises demanding the highest level of service under project, master and general maintenance contracts to support their complex and growing national voice and data network systems. In servicing these customers, we provide trained and experienced technicians and design engineers on a rapid-response basis to meet our customers’ telecommunications planning, design, installation, maintenance and emergency needs. As our customers and other companies continue their geographic growth, technological expansion and communications modernization, we will provide them with design, product, maintenance and personnel on a turnkey, outsource basis.

In addition to the services described above, our Recruitment Services division is providing our customers with permanent and temporary technical professional recruitment and placement services to fill their internal staffing needs. We are continuing to redirect our business focus away from the recruitment and placement services in 2004 and we are not actively seeking new customers in this area.

Our assets are our employees. Our investments are in our employees. While we do not design or take the research and development risk borne by the manufacturers of the equipment we service, we continue to invest in the latest training and certification for the networks we support and for data products designed by Cisco Systems, Inc., Avaya, Inc., Bay Networks (a division of NorTel Networks) and 3Com, as well as voice products by Avaya, Inc., NEC and NorTel Networks, Inc.

We reported a net loss attributable to common shareholders in calendar year 2003 of $1,540,500 on revenues of $11,888,200 compared to a net loss attributable to common shareholders in calendar 2002 of $2,044,200 on revenues of $12,132,800. In March 2003, a new Chairman and CEO joined the Company and one of our co-founders became Executive Vice President and Chief Operating Officer.

As of the date of this filing, we are looking at several small acquisitions of data and voice service/outsourcing businesses in key markets but nothing has advanced to a stage that requires reporting.

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

In November of 1996, we consummated the acquisition of Complete Communications, Inc., a California corporation (“CCI”). At the time, CCI was primarily engaged in the business of providing computer network and telephone system services, which included the design and installation of such networks and systems. As consideration for the acquisition of CCI, we issued 10,000,000 shares of our Common Stock to John Ackerman, the sole shareholder of CCI. In connection with this transaction, we changed our name to COMC, Inc.

In August of 1998, we acquired ICF, a California corporation based in Martinez, California. At the time that we acquired ICF, ICF was a telephone service provider with operations that focused on the San Francisco Bay Area and the western United States. ICF’s operations focused on the design, installation, maintenance, and servicing of data and voice networks. ICF’s customer base included primarily large financial institutions as well as municipalities located in the greater San Francisco Bay Area. Our acquisition of ICF was part of our strategy to expand operations and revenues through acquisitions of small and mid-sized companies that generate most of their revenues through maintenance service contracts, and that are strategically located in high growth markets, such as the western and southwestern United States. ICF has become our base of operations and the source from which all of our revenues are generated. CCI’s entire customer base was absorbed by ICF effective as of August, 1998.

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

ICF Communication Solutions

Today, through ICF’s data and voice services division, we provide voice communications and data network design, equipment sales, installation, systems integration consulting, and maintenance to Fortune 1000 size companies and municipalities. In addition, through ICF’s Recruitment Services division, we provide technical employee recruitment, leasing and permanent placement services. In 2003, we redirected our business focus away from the recruitment and placement services and are not actively seeking new customers in this area.

ICF was founded in 1989 to provide telephone systems and services to Bank of America. At December 31, 2003, ICF was servicing Bank of America and Wells Fargo, which combined represented 85.5% of 2003 revenues. In addition, the Company had approximately 200 different customers during the year that on a combined basis represent over 4,000 customer location sites, including ATM locations. At December 31, 2003, ICF employed 138 employees and is headquartered in Concord, California. ICF has additional sales and service offices in Burbank, California, as well as Houston, Texas, and Phoenix, Arizona. At December 31, 2003, we also had 13 contract employees through an outsourcing service.

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

Through ICF, we currently market our products in the following industry segments or arenas:

•	Banking;
•	Insurance and Financial Services;
•	Federal, State and Local Government Agencies;
•	Local and Higher Education Institutions;
•	Healthcare, Medical, and Pharmaceutical institutions;
•	Retail and Service Companies;

We continue to provide local, statewide and regional services for such clients as Bank of America, Wells Fargo Bank, Bank of the West, SBC, Cingular Wireless, McKesson, BioRad Labs, and Expanets.

Through ICF we distribute the products and services of a number of leading communications suppliers. In voice systems, we support Avaya and NorTel products. In data systems, we support Cisco Systems, Avaya, Bay Networks, and 3Com. In wiring systems, we install and support Avaya/Systemax, IBM, Siemens, Krone-Belden and Ortronics. By offering equipment from a variety of vendors, we can provide businesses with tailored, scalable solutions to all of their communications needs.

Approximately $11.8 million and $11.6 million of revenues were recorded for data and voice services during 2003 and 2002, respectively. Approximately $100,000 and $500,000 of revenues were recorded for Recruitment Services during 2003 and 2002, respectively. In 2003, we redirected our business focus away from the recruitment and placement services and are not actively seeking new customers in this area.

Industry and Market Opportunities

We believe that we are uniquely positioned to take advantage of the numerous changes and developments in the communications industry described above, as well as the following anticipated changes and developments described immediately below:

—                        Innovations in Technology

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

—                        Increasing Demand for Communications Services

We believe that there is and will continue to be growth in demand for long distance data, Internet, voice and video services. The increase in computing power, number of computers networked over the Internet, and connection speeds of networked computers are driving increases in communications use for Internet and data services. Prices for cellular and long-distance voice services have decreased, resulting in increased demand for these services. In addition, cost savings and network efficiencies are driving demand for more robust voice and data network equipment. We believe video conferencing, digital television and other multimedia applications being developed will continue to increase demand for bandwidth. In light of this increased demand, our projections show an increase in business in 2004.

—                        Increasing Specialization Within the Communications Industry.

We believe industry specialization will continue to occur as communications companies focus on their core competencies and outsource non-core activities. In the interconnect markets, we believe that equipment manufacturers will increasingly divest their service business units and service providers will expand beyond their sole equipment manufacturer’s representation to become more vendor-neutral and client focused.

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

We believe that long-term relationships based on quality customer service, short response time and competitive pricing are the most effective way of attaining our business objectives. Presently, we are balancing the expansion of our client base through a more targeted solicitation of new clients in our existing geographic markets. Through a proactive campaign we will also cross-market telecommunication services with our clients in an attempt to capture a larger share of our clients’ business. Our plan is to establish cross-marketing agreements with certain local and long distance carriers, hardware and software development companies, electrical service suppliers and custom data network consulting firms.

We work with our clients to transition their communications departments from in-house personnel to outsourcing whenever possible. Unlike certain of our competitors, we focus on large corporations that have diversified needs and substantial pent up demand to outsource their maintenance and service requirements.

At December 31, 2003, our officers as well as two sales people are selling our services.

Our client relationships are with senior executives, chief information or technology officers, IT/IS managers, or customer purchasing departments. With our larger customers, we are often one of a few preferred vendors. Once on a preferred vendor list, our sales personnel are eligible to work directly with project managers or in-house consultants for additional work orders. To date, most of our business has been generated through referrals and personal sales calls.

Professional Services.

We design advanced voice, data and integrated networks. We will continue to expand these services as client demand for advanced communications solutions continues to grow.

We employ skilled network engineers with an expertise in data as well as integrated voice and data networking. Our Network Engineering group designs networking solutions, implements those solutions and provides ongoing operational support utilizing standard technologies. We also provide engineers on a fee-for-service basis for clients who seek to augment their own resources.

Our network consultants coordinate the operational plans of our clients with their existing network capacity and capability in order to determine the communications environment necessary to meet their business needs. Our consultants provide a complete analysis of existing network status and predict the impact of future changes on a network and also develop sophisticated Internet applications.

Network Service

We provide service, maintenance and support for our clients’ growing data and voice communications networks, as well as sell and install data and voice communications equipment. We maintain and service our clients’ networks primarily through annual maintenance plans or through project-specific plans based on time and materials. We can remotely monitor and manage the voice and data equipment and network connectivity of our customers 365 days a year, 24 hours a day, through our advanced network management center.

We offer our clients a variety of voice, telephone and video equipment for the office environment. We also install, configure and integrate all of the equipment we purchase on behalf of clients, primarily telephones, switches, lines and computer servers. The voice systems range from between 15 and 5,000 internal telephone lines. This equipment includes PBX and key systems, building wiring, call centers, voice mail systems and premise (as opposed to mobile) wireless systems. We have the capability to install all connection lines including twisted pair copper (Cat V and VI), ISDN, coaxial cable and fiber optic, but often sub-contract any electrical wiring activities in connection with the installation of equipment. However, we intend to bring more of this electrical activity in-house.

Vendor Relationships

We have agreements with the voice and data equipment manufacturers listed immediately below.

•	NorTel Networks: authorized Contracted Nortel Networks Reseller;
•	Shoreline Communications: authorized re-seller of their Voice over Internet Protocol (VoIP) product line;
•	Cisco Systems: authorized re-seller of their entire product line including switches, hub’s and routers;
•	Bay Networks: authorized re-seller of data subsidiary product lines;
•	3Com: authorized re-seller since January 1997, entire product line including NIC cards, hub’s and routers.

Customers

We currently service Bank of America and Wells Fargo, which combined represented 85.5% of 2003 revenues. In addition, the Company had approximately 200 different customers during the year that on a combined basis represent over 4,000 customer sites, including ATM locations, across a broad range of industries, including banking, retail distribution and manufacturing, as well as educational, local and federal government offices and non-profit institutions. Our clients consist primarily of Fortune 1000 sized companies. In addition to Bank of America and Wells Fargo Bank, our current customers include Bank of the West, SBC, Cingular Wireless, McKesson, BioRad Labs, and Expanets.

In the year 2003, we have depended on two large customers for the majority of our revenue. A loss of either one could have a material effect on our business. From time to time we may experience delays in the collection of our accounts receivable from our major customers which could result in a cash flow problem and effect the viability of the business.

Employees

As of December 31, 2003, we employed 138 employees at a total of four different sales and service locations throughout the U.S. Of these, 3 were executive officers, 89 were technicians, 9 were engineering personnel, 2 were engaged in sales, 34 were engaged in managerial, administrative and clerical activities, and 1 was a contract employee on lease to our clients. At December 31, 2003, we also had 13 contract employees through an outsourcing service. On December 31, 2002, the Company employed 140 persons. The Company believes that available workforce will allow us to be able to increase the number of technicians and contract employees to meet any additional needs that our customers may have. None of our employees are represented by a union or collective bargaining agreement, and we have not experienced any work stoppages.

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

We are trained on most of the legacy and current release equipment manufactured by Avaya, NorTel Networks, NEC and Toshiba for voice networks as well as Cisco Systems, Avaya, Bay Networks and 3Com for data networks. Maintaining expertise in these systems, while remaining vendor neutral, allows us to competitively bid for many service contracts. We obtain a competitive advantage based upon the fact that many of the largest targeted customers operate their systems on multiple-vendor platforms (for instance Avaya and NorTel voice switches and Cisco and 3Com data hubs and routers at the same time) which we can service and maintain under one general contract. Many of our competitors are limited to only one major voice and/or one major data vendor relationship and service.

Our goal as a service company is to continuously expand our geographic service coverage on a regional level, as well as expand upon our growing expertise within the above highlighted voice and data equipment platforms.

We face competition in our targeted Fortune 1000 sized and municipal clients from Verizon, Electronic Data Systems, Williams Communications, IBM Global, Claricom, Inacom, HP and AT&T Global and others, including numerous privately held companies. This competition covers larger voice and data network design, installation, maintenance and monitoring projects and contracts on a national basis. On a regional basis, we compete with NetVersant, 3D Datacom, Metro and Xeta Technologies. This competition covers cabling and voice service contracts as well as project work for medium and large sized clients in California, Texas, Arizona, Nevada, New Mexico, Colorado and Utah. In addition, there are many small companies in our geographical coverage areas competing for the same business.

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

Recently, the telecommunications industry has been characterized by rapid technological changes, changes in the industry structure and increased demand for services and equipment. The demand for all types of telecommunications services is increasing, with growth in high-speed data services, including the Internet.

Many of the largest equipment and service providers have achieved growth through acquisitions and mergers. These combinations have provided access to new markets, new products, and economies of scale. Despite this consolidation, the number of new entrants is increasing and new entrants are gaining market share from the large and established providers. In this highly competitive environment, telecommunications providers are increasingly focusing on core competencies and outsourcing non-core activities to other providers. In the telecommunications equipment market segment, both Avaya and NorTel Networks have divested their service and maintenance units in the past several years to focus on equipment development and software sales support. This trend is a significant departure from the traditional integrated model that has prevailed in the industry since its inception, and has represented an opportunity for us.

Convergence of Data and Voice Services

Telecommunications network designs have traditionally created separate networks using separate equipment for voice, data and video signals. The evolution from `analog’ to `digital’ technologies, which convert voice and other signals into a stream of “1”s and “0”s, eliminates the traditional distinctions between data, voice and video transmission services. High-bandwidth networks that use advanced packet-switched technology transmit mixed digital voice, data and video signals over the same network. This enables telecommunications customers to use a single device for voice, data and video communications. Although these devices are new to the market, customer interest and acceptance are rapidly growing.

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

Interconnect Services (Communications and Data Solutions) Market

Businesses seek solutions to the challenges of selecting, maintaining and upgrading information and communications technologies and services amid rapid technological advances. As a result, the demand for consultants’ services in systems integration and communications networks has been growing. Businesses such as Williams Communications, Norstan, Inc. and International Network Services on a national level and COMC and its competitors on a regional level, assess customers’ communications and information technology needs, evaluate equipment and services options, procure equipment and services, implement efficient network solutions and manage the combination of technologies.

ITEM 2. PROPERTIES

Our headquarters are located at 4030 Pike Lane, Suite C, Concord, California. We occupy 7,200 square feet at this location in Concord, of which approximately 2,400 square feet is dedicated to office space and 4,800 square feet is dedicated to warehouse space. We pay monthly rent of $6,528 for our headquarters in Concord under a lease that will expire in November 2007. ICF occupies 14,700 square feet in a commercial building at 1700 West Burbank, Burbank, California. ICF pays a monthly rent of $17,238 under the lease for this space in Burbank under a lease that was signed in July 2000 and expires in July 2005. At the Burbank facility, ICF has sublet to a third party 5,000 square feet for the remaining term of the lease for a monthly subrental income of $6,250. In addition, at the Burbank office, an additional 1,946 square feet were sublet for an initial term of one year for a monthly subrental income of $2,136. This additional sublet expired in the first quarter of 2004 and the Company has re-occupied this additional 1,946 square foot space. ICF occupies an office in a commercial building at 2810 S. 24th Street, Suite 111, Phoenix, Arizona, of which 2,209 square feet is office and warehouse space. ICF pays a monthly rent of $1,590 for this property under a lease that will expire in October 2004. ICF occupied an office in a commercial building at 2602 S. 24th Street, Suite 102, Phoenix, Arizona, of which 1,100 square feet was office space. This lease expired in September 2003. In March 2003, we signed a lease in Houston on a new facility for approximately $1,000 per month for a one-year term, which was subsequently extended through May 31, 2004 at the same monthly rental rate. In addition to the above facilities, ICF lease from time to time additional outside storage rooms on an as needed basis.

The aggregate leased property is currently meeting our needs.

ITEM 3. CURRENT LEGAL PROCEEDINGS

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

Kemper Insurance has formally accepted ICF’s tender of defense and has hired the law firm of Boornazian, Jensen and Garthe of Oakland, California to defend ICF on the cross-complaint of Wells Fargo. The insurance carriers for Wells Fargo and Starbucks have settled the claim brought against them by ICF’s former employee but Wells is continuing to seek indemnity from ICF under the terms of a contract entered into in March, 1999.

It is ICF’s position that the March, 1999 contract has no applicability to the claim by the former employee and that no indemnity is owed. The contractual and insurance coverage issues related to Well Fargo’s indemnity claim that are somewhat unclear, and it is likely that Kemper will seek to reach a compromise settlement with Wells Fargo’s carrier rather than litigate the issue. There is presently no trial date set for the indemnity claim.

On September 10 and October 31, 2003, we filed two lawsuits in Contra Costa County Superior Court, California, Case Numbers C03-02246 and C03-02803, against several former employees of the Company, namely, Charles E. Lincoln, Paul Carpenter, Steven Johnson, Jeffrey Clark, Lynn Thompson, Michael Gurasich, Charles Rago, and Ronalee Haggard, and their related business entities, Comlectric, Information Technology Squared, and All Business Communications, for misappropriation of trade secrets, breach of contract, and various business torts. These cases are currently early in the litigation process, discovery is ongoing and no trial dates have been set. In Case Number c03-002246, a preliminary injunction was granted by the court against the defendants.

On August 8, 2003, ICF was sued by a trustee-in-bankruptcy, Suzanne Decker, representing one of ICF’s customers, E-time Capital, Inc. On August 9, 2001, an involuntary petition for Chapter 7 bankruptcy protection was filed against E-time Capital. The adversary proceeding against ICF was filed by the trustee in United States Bankruptcy Court, No. Dist. Of Cal., Adversary Proceeding No. 03-5440 seeking return of a certain payment made by E-time Capital to ICF for services rendered by ICF in April, 2001. ICF is contesting the allegations that this single payment was a preferential payment from E-time to ICF and subject to return to the bankruptcy estate under certain Federal Bankruptcy laws. As the payment sought by the bankruptcy trustee is of a de minimus amount, the Company does not believe that the outcome of this action will have a material effect on ICF.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None. No annual meeting has been held since October 4, 2000 and at this point, no date has been set for the next meeting.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Equity

Our Common Stock is quoted Over The Counter on the electronic Bulletin Board under the symbol “CINJ” or “CINJ.OB.” The following table sets forth the high and low bid quotations for our Common Stock through March 31, 2004. Prior to the fiscal quarter ended March 31, 1998, no trading market existed for our securities. These quotations have been reported by the National Association of Securities Dealers, Inc.

                                                                                    Common Stock

Fiscal Quarter Ended	High	Low

March 31, 2002	$0.7500	$.2500
June 30, 2002	$0.3000	$.1500
September 30, 2002	$0.1800	$.0900
December 31, 2002	$0.2400	$.0400
March 31, 2003	$0.0900	$.0600
June 30, 2003	$0.0700	$.0200
September 30, 2003	$0.1400	$.0800
December 31, 2003	$0.5000	$.0800
March 31, 2004	$0.4000	$.1300

On December 31, 2003, the closing price for our Common Stock on the OTC Bulletin Board was $.45 per share. On December 31, 2003, there were approximately 2,900 registered holders of record of our Common Stock. This does not include beneficial shareholders whose Common Stock is held in street name.

In March 2003, the Company raised $312,500 through a private placement of 1,092,657.34 shares of Series A Convertible Redeemable Preferred Stock for $.286 per share with various accredited investors (the “Investors”). Each investor had the right to increase his purchase by 25% during a 90-day period from the purchase date. As of June 30, 2003 this right expired with no new shares being issued. In March and June 2003, an additional 55,944.06 and 56,614.93 shares of Series A Convertible Redeemable Preferred Stock were issued, valued at $16,000 and $16,200, respectively, for reimbursement of expenses in the first and second quarter of 2003. Each share of Series A Preferred Stock is convertible into ten shares of common stock. The Series A Redeemable Preferred Stock provides for payment-in-kind dividends at a rate of 5%.

In June 2003, the Company raised $215,000 through a private placement of 1,075,000 shares of Series B Convertible Redeemable Preferred Stock for $.20 per share with various accredited investors. Each share of Series B Preferred Stock is convertible into twenty shares of common stock. In addition, 250,000 shares of convertible redeemable Series B preferred stock were issued in exchange for $62,500 of Related Party Note Payable. In addition, the CEO received 75,000 shares of convertible redeemable Series B preferred stock, valued at $15,000, as compensation for services rendered in connection with the restructuring. In September 2003, an additional 154,000 shares of Series B Convertible Redeemable Preferred Stock were issued, valued at $246,400 for reimbursement of expenses in the third quarter of 2003, including an imputed $215,600 non cash charge relating to the deemed fair value of shares issued in excess of reimbursable expenses. In December 2003, the CEO was awarded 667 shares of convertible redeemable Series B preferred stock, valued at $6,000, the Executive Vice President was awarded 667 shares of convertible redeemable Series B preferred stock, valued at $6,000 as compensation, and the Controller and Principal Accounting Officer was awarded 222 shares of convertible redeemable Series B preferred stock, valued at $2,000 as compensation, for services rendered. The Series B Redeemable Preferred Stock provides for payment-in-kind dividends at a rate of 5%.

Accrued dividends as of December 31, 2003 on Series A and B Convertible Redeemable Preferred Stock were $13,400 and $9,200, respectively.

The Company plans to file for an increase in the number of authorized shares of common stock. As of December 31, 2003, Series A and B Preferred Stock would be convertible into 12,052,163 and 31,111,120 shares of common stock, respectively.  Conversion is subject to limitations to the extent shares are not available for conversion as set forth in the Preferred Stock Purchase Agreements before any issuance of common stock pursuant to any outstanding option or warrant exercise.

In the fourth quarter of 2003, certain Series A and B shareholders lent ICF, our operating subsidiary, $208,900 at 18% interest, convertible into common stock of the Company at $.08 per share, at the Noteholder’s option. Interest is payable on the due date of January 2, 2005 with interest also convertible into common stock on the same basis as the principal.  During the first quarter of 2004, certain Series A and B shareholders have continued to lend funds to ICF under those terms. As the fair value of our stock in November and December 2003 exceeded the conversion price, we recognized a deemed non cash charge of $193,800 resulting from the imputed beneficial conversion discount.

The Company is beginning to make efforts to find an additional equity investor which, if found, will provide capital for growth. At the present time there are no serious talks taking place with any investors.

Dividend Policy

We have never declared or paid a cash dividend on our Common Stock. We intend to retain all earnings for the foreseeable future for use in the operation and expansion of our business and, accordingly, we do not contemplate declaring or paying any cash dividends on our Common Stock in the near future. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results and current and anticipated cash needs. The dividends on the Convertible Redeemable Series A and B Preferred stock are pay-in kind and do not involve any cash outlays.

Sales of Unregistered Securities

At the Board of Directors Meeting on November 11, 2001, the Board authorized Management to raise up to $3,000,000 of equity from the sale of Common Stock in COMC at a price equal to or greater than $.15 per share. At that time, the Company had had net operating losses for the preceding three quarters and continued to lose money through the end of the calendar year. Prior to the Board Meeting, our Common Stock had traded at a weighted average of below $.30 per share. Management’s negotiations with institutional investors yielded little response and private investors negotiated a price of $.15 per share. From February 14, 2002, through March 30, 2002, we raised approximately $650,000 through a private placement of 4,329,967 shares of our common stock for $0.15 per share with various accredited investors (the “Investors”).

At the Board of Directors Meeting on February 28, 2003, the Board authorized Management to raise up to $750,000 of equity from the sale of Series A Preferred Stock with a five-year term in COMC at a price of approximately $.03 per share. At that time, the Company had incurred additional net losses for the first nine months of 2002 of $1,552,500 on an unaudited basis and expected to have a loss in the fourth quarter of 2002. Prior to the Board Meeting, our Common Stock had traded between $.06 and $.09 per share in January and February 2003 and as low as $.04 per share in the fourth quarter of 2002. Management’s negotiations with institutional investors yielded little response and private investors negogiated a price of $.286 per share of Series A Redeemable Preferred Stock with a five-year term. Each share of Series A Preferred Stock being convertible into ten shares of common stock. In March 2003, the Company raised $312,500 through a private placement of 1,092,657.34 shares of Series A Convertible Redeemable Preferred Stock for $.286 per share with various accredited investors (the “Investors”). Each investor had the right to increase his purchase by 25% during a 90-day period from the purchase date. As of June 30, 2003 this right expired with no new shares being issued. In March and June 2003, an additional 55,944.06 and 56,614.93 shares of Series A Convertible Redeemable Preferred Stock were issued, valued at $16,000 and $16,200, respectively, for reimbursement for expenses in the first and second quarter of 2003. The Series A Redeemable Preferred Stock provides for payment-in-kind dividends at a rate of 5%.

In June 2003, the Company raised $215,000 through a private placement of 1,075,000 shares of Series B Convertible Redeemable Preferred Stock for $.20 per share with various accredited investors. Each share of Series B Preferred Stock is convertible into twenty shares of common stock. In addition, 250,000 shares of convertible redeemable Series B preferred stock were issued in exchange for $62,500 of Related Party Note Payable. In addition, the CEO was awarded 75,000 shares of convertible redeemable Series B preferred stock, valued at $15,000, as compensation for services rendered in connection with the restructuring. In September 2003, an additional 154,000 shares of Series B Convertible Redeemable Preferred Stock were issued, valued at $246,400 for reimbursement of expenses in the third quarter of 2003, including an imputed $215,600 non-cash charge relating to the deemed fair value of shares issued in excess of reimbursable expenses. In December 2003, the CEO was awarded 667 shares of convertible redeemable Series B preferred stock, valued at $6,000, the Executive Vice President was awarded 667 shares of convertible redeemable Series B preferred stock, valued at $6,000 as compensation, and the Controller and Principal Accounting Officer was awarded 222 shares of convertible redeemable Series B preferred stock, valued at $2,000 as compensation, for services rendered. The Series B Redeemable Preferred Stock provides for payment-in-kind dividends at a rate of 5%.

The Company plans to file for an increase in the number of authorized shares of common stock. As of December 31, 2003, Series A and B Preferred Stock would be convertible into 12,052,163 and 31,111,120 shares of common stock, respectively. Conversion is subject to limitations to the extent shares are not available for conversion as set forth in the Preferred Stock Purchase Agreements before any issuance of common stock pursuant to any outstanding option or warrant exercise.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion of the financial condition and our results of operations should be read in conjunction with the audited Consolidated Financial Statements and the Notes thereto included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties.

Overview

The Company is a technology service company in the telecommunications industry with a regional service coverage area. We design, implement, and support LAN/WAN computer network systems, voice communication network systems, and premise wiring for both data and voice. In addition, we distribute and maintain equipment on behalf of major telecommunication equipment manufacturers. Service-related revenues, maintenance and client outsourcing services, through our wholly owned subsidiary, ICF Communication Solutions, Inc. (“ICF”), now represents 100% of our total revenues. Our gross margin varies significantly depending on the percentage of service revenues versus revenues from the sale and installation of products (with respect to which we obtain a lower margin). For our major customers, we typically provide services under contracts with duration of one or more years.

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

Recent Events

In 2002 and the first half of 2003, there was a downturn in the telecommunications market generally and reduced orders from our two key customers have affected the Company’s operations resulting in lower sales levels and recurring losses.

The Company has incurred operating and net losses in 2003 and 2002, and has a capital deficiency at December 31, 2003. The Company has limited additional financing available under its current accounts receivable financing facility in order to fund any additional cash required for its operations or otherwise. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management has during 2002, 2003 and up to the date of this report taken steps to improve the situation, including the $500,000 (plus $30,500 in accrued interest) conversion of a shareholder note to equity, treated as a capital contribution, the replacement of the Comerica line of credit with a new financing arrangement with the Pacific Business Funding, a division of Greater Bay Bancorp, the moving of the Company’s corporate offices from Martinez, California to a smaller facility in Concord, California in November 2002, the reduction of the Company’s direct sales force, and further cuts in overhead costs, the closing of the Company’s Birmingham facility, the downsizing of the Company’s Houston and Phoenix operations, and changes in the Company’s management. Management is currently discussing with Pacific Business Funding additional increase in the line of credit to a maximum commitment of $2,500,000. There are no assurances that the Company will be successful.

In the fourth quarter of 2003, certain Series A and B shareholders lent ICF, our operating subsidiary, $208,900 at 18% interest, convertible into common stock of the Company at $.08 per share, at the Noteholder’s option. Interest is payable on the due date of January 2, 2005 with interest also convertible into common stock on the same basis as the principal.  During the first quarter of 2004, certain Series A and B shareholders have continued to lend funds to ICF under those terms. As the fair value of our stock in November and December 2003 exceeded the conversion price, we recognized a deemed non cash charge of $193,800 resulting from the imputed beneficial conversion discount.

The Company is beginning to make efforts to find an additional equity investor which, if found, will provide capital for growth. At the present time there are no serious talks taking place with any investors.

Any temporary lack of available financing could have a materially unfavorable effect on the Company’s financial position.

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

Revenue recognition. The Company derives a portion of its revenue from long-term contracts, which require the accurate estimation of the cost, scope and duration of each engagement. Revenue and the related costs for these projects are recognized on percentage of completion, using the cost incurred to the estimated cost at completion. If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly under the contracts, then future margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to the Company’s results of operations.

Allowance for Doubtful Accounts. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

Since our revenues and accounts receivable are concentrated in Bank of America and Wells Fargo, a significant change in the liquidity or financial position of either of these customers could have a material adverse impact on the collectability of our accounts receivables and our future operating results. A loss of either one could have a material effect on our business. From time to time we may experience delays in the collection of our accounts receivable from our major customers, which could result in a cash flow problem and effect the viability of the business.

Deferred Tax Assets. We evaluate our deferred tax assets for potential recoverability. We have established a valuation allowance on our deferred tax asset to the extent that we determine that it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income.

Results of Operations:

Dollars in Thousands	Years ended December 31
	2003	2002

Net Revenues

Data & Voice Services	$11,744	$11,628
Recruitment Services	$144	$505

Total Revenue	$11,888	$12,133

For the twelve months ended December 31, 2003 and 2002, our revenues were $11,888,200 and $12,132,800, respectively, representing a 2.0% decrease. This decrease was due primarily to a 71.5% decrease in Recruitment Services revenue offset by a 1.0% increase in Data and Voice Services revenue for the year.

In 2003, revenue from our two largest customers accounted for approximately 54.5%, and 31.0%, respectively of total revenues. Accounts receivable balances at December 31, 2003 from these two customers represented approximately 46.6%, and 43.6%, respectively, of net accounts receivable. No other customer in 2003 accounted for more than 10% of total revenues. In 2002, revenues from our two largest customers accounted for approximately 44%, and 35%, respectively, of total revenues. Accounts receivable balances at December 31, 2002 from these customers represented approximately 36% and 22%, respectively, of net accounts receivables. No other customer in 2002 accounted for more than 10% of total revenue.

Dollars in Thousands	Years ended December 31:

	2003	Gross Profit Margin	2002	Gross Profit Margin

Gross Profits

Data & Voice Service	$4,151	35.4%	$3,723	32.0%
Recruitment Services	$35	24.0%	$101	20.0%

Total Gross Profits	$4,186	35.2%	$3,824	31.5%

For the twelve months ended December 31, 2003 and 2002, cost of revenues were $7,702,300 and $8,308,400, respectively, representing a decrease of 7.3%. Conversely, our gross profit for the comparable periods was $4,185,900 and $3,824,400, respectively, representing an increase of 9.5%. Gross profit for Data and Voice Services were $4,151,300 or 35.4% of revenue, for the twelve months ended December 31, 2003 as compared with $3,723,200 and 32.0%, respectively, for the twelve months ended December 31, 2002. The increase in margin was due to a reduced utilization of subcontracted technical labor on large projects. Gross profit and margin for Recruitment Services were $34,600 and 24.0%, respectively for the twelve months ended December 31, 2003 as compared with $101,200 and 20.0%, respectively, for the twelve months ended December 31, 2002.

Selling, general and administrative (“SG&A”) expenses decreased 18.6% to $4,659,300 for the twelve months ended December 31, 2003 from $5,721,200 for the twelve months ended December 31, 2003. We reduced our project management teams to reflect the reduced activities of our major customers. We, however, are in position to adequately respond to increased levels of activity that are expected in the first half of 2004.

Included in our annual SG&A expenses are our holding company expenses, which decreased by $281,600 to $335,900 for the twelve months ended December 31, 2003 from $617,500 for the twelve months ended December 31, 2002. The decreased expense was due primarily to a decrease in legal and corporate overhead costs. SG&A expenses for ICF’s operations decreased to $4,316,400 for the twelve months ended December 31, 2003 from $5,103,700 for the twelve months ended December 31, 2002.

Depreciation expenses were $256,600 and $319,800 for the twelve months ended December 31, 2003 and 2002, respectively. This decrease was due to reduced purchases of additional field service and new office equipment. We expect that depreciation will continue to decrease slightly in dollar terms as a result of modest additional investments in capital equipment.

Dollars in Thousands	Twelve Months ended December 31
	2003	2002

Operating (Loss)	$(730)	$(2,218)

For the year ended December 31, 2003, the Operating Loss decreased by $1,488,000 to $(730,000) from an Operating Loss of $(2,218,000) in the comparable fiscal year ended December 31, 2002.

Aggregate Interest Expense increased for fiscal year ended December 31, 2003 to $795,800 from $230,600 for the fiscal year ended December 31, 2002. Interest Expense for our bank borrowings and capital lease financing increased to $259,300 in the fiscal year ended December 31, 2003 from $109,000 in the fiscal year ended December 31,2002 due to increased utilization on our line of credit borrowings plus higher interest rates.  Finance fees and charges of  $120,000 in fiscal year ended December 31, 2003 represents a valuation charge at December 31, 2003 of the warrant to purchase 277,777 shares of our common stock, issued to Pacific Business Funding in October 2003 in connection with an increase in our financing facility.  This warrant has a ten-year term with a exercise price of $.09 per share of common stock and a $25,000 put provision. Finance fees and charges in fiscal year ended December 31, 2002 consisted mostly of bank fees and charges associated with our line of credit, offset by miscellaneous income for the period, which resulted in a net expense of $61,000.  Interest Expense - Related Party, which includes interest of $4,600 accrued on loans from substantial shareholders of the Company, decreased to $7,400 in fiscal year ended December 31, 2003 from $60,700 due to a reduction of the interest rate to 4% in 2003 from 8% in 2002 and the conversion of a portion of the debt to equity in December 2002. Approximately $1,400 related to amortization of deferred finance charges in 2002, while $5,000 was actual interest expense paid on the Related Party Loans. In 2003, we also recognized non cash charges of $193,800 resulting from the imputed beneficial conversion discount, relating to certain shareholder loans in November and December, and $215,600 of imputed non cash finance charges relating to the deemed fair value of shares issued in excess of reimbursable expenses.

During the fiscal year ended December 31, 2003, we recognized a net tax benefit of $7,900, which consisted of an additional tax refund of $9,500 less state tax expense of $1,600. During the fiscal year ended December 31, 2002, a federal tax refund of $400,900 was recorded on the Company’s balance sheet. In the fiscal year ended December 31, 2003, we received a federal income tax refund of $410,400 as a result of the carryback of the net operating loss in fiscal 2003 to prior tax years. We have provided a 100% valuation allowance in our deferred tax assets as we are unable to conclude that it is more likely than not that such deferred tax assets will be realized.

Net Loss attributable to Common Shareholders amounted to $1,540,500 for the fiscal year ended December 31, 2003 or $.06 per common share versus a Net Loss attributable to Common Shareholders of $2,044,200, or $.10 per common share for the fiscal year ended December 31, 2002.

As of December 31, 2003, Series A and B Preferred Stock would be convertible into 12,052,163 and 31,111,120 shares of common stock, respectively.  Conversion is subject to limitations to the extent shares are not available for conversion as set forth in the Preferred Stock Purchase Agreements before any issuance of common stock pursuant to any outstanding option or warrant exercise.

Liquidity and Capital Resources

The Company has incurred operating and net losses in 2003 and 2002, and has a capital deficiency at December 31, 2003. The Company has limited additional financing available under its current accounts receivable financing facility in order to fund any additional cash required for its operations or otherwise. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to the foregoing uncertainty are descibed below.

Management has during 2002, 2003 and up to the date of this report taken steps to improve the situation, including the $500,000 (plus $30,500 in accrued interest) conversion of a shareholder note to equity, treated as a capital contribution, the replacement of the Comerica line of credit with a new financing arrangement with the Pacific Business Funding, a division of Greater Bay Bancorp, the moving of the Company’s corporate offices from Martinez, California to a smaller facility in Concord, California in November 2002, the reduction of the Company’s direct sales force, and further cuts in overhead costs, the closing of the Company’s Birmingham facility, the downsizing of the Company’s Houston and Phoenix operations, and changes in the Company’s management.

At the Board of Directors Meeting on February 28, 2003, the Board authorized Management to raise up to $750,000 of equity from the sale of Series A Preferred Stock with a five-year term in COMC at a price of approximately $.03 per share. At that time, the Company had incurred additional net losses for the first nine months of 2002 of $1,552,500 on an unaudited basis and expected to have a loss in the fourth quarter of 2002. Prior to the Board Meeting, our Common Stock had traded between $.06 and $.09 per share in January and February 2003 and as low as $.04 per share in the fourth quarter of 2002. Management’s negotiations with institutional investors yielded little response and private investors negotiated a price of $.286 per share of Series A Redeemable Preferred Stock with a five-year term. Each share of Series A Preferred Stock being convertible into ten shares of common stock.

In March 2003, the Company raised $312,500 through a private placement of 1,092,657.34 shares of Series A Convertible Redeemable Preferred Stock for $.286 per share with various accredited investors (the “Investors”). Each investor had the right to increase his purchase by 25% during a 90-day period from the purchase date. As of June 30, 2003 this right expired with no new shares being issued. In March and June 2003, an additional 55,944.06 and 56,614.93 shares of Series A Convertible Redeemable Preferred Stock were issued, valued at $16,000 and $16,200, respectively, for reimbursement of expenses in the first and second quarter of 2003. Each share of Series A Preferred Stock is convertible into ten shares of common stock. The Series A Redeemable Preferred Stock provides for payment-in-kind dividends at a rate of 5%.

In June 2003, the Company raised $215,000 through a private placement of 1,075,000 shares of Series B Convertible Redeemable Preferred Stock for $.20 per share with various accredited investors. Each share of Series B Preferred Stock is convertible into twenty shares of common stock. In addition, 250,000 shares of convertible redeemable Series B preferred stock were issued in exchange for $62,500 of Related Party Note Payable. In addition, the CEO received 75,000 shares of convertible redeemable Series B preferred stock, valued at $15,000, as compensation for services rendered in connection with the restructuring. In September 2003, an additional 154,000 shares of Series B Convertible Redeemable Preferred Stock were issued, valued at $246,400 for reimbursement of expenses in the third quarter of 2003, including an imputed $215,600 non cash charge relating to thee deemed fair value of shares issued in excess of reimbursable expenses. In December 2003, the CEO  was awarded 667 shares of convertible redeemable Series B preferred stock, valued at $6,000, the Executive Vice President was awarded 667 shares of convertible redeemable Series B preferred stock, valued at $6,000 as compensation, and the Controller and Principal Accounting Officer was awarded 222 shares of convertible redeemable Series B preferred stock, valued at $2,000 as compensation, for services rendered. The Series B Redeemable Preferred Stock provides for payment-in-kind dividends at a rate of 5%.

The Company plans to file for an increase in the number of authorized shares of common stock. As of December 31, 2003, Series A and B Preferred Stock would be convertible into 12,052,163 and 31,111,120, shares of common stock, respectively. Conversion is subject to limitations to the extent shares are not available for conversion as set forth in the Preferred Stock Purchase Agreements before any issuance of common stock pursuant to any outstanding option or warrant exercise.

In the fourth quarter of 2003, certain Series A and B shareholders lent ICF, our operating subsidiary, $208,900 at 18% interest, convertible into common stock of the Company at $.08 per share, at the Noteholder’s option. Interest is payable on the due date of January 2, 2005 with interest also convertible into common stock on the same basis as the principal.  During the first quarter of 2004, certain Series A and B shareholders have continued to lend funds to ICF under those terms. As the fair value of our stock in November and December 2003 exceeded the conversion price, we recognized a deemed non cash charge of 193,800 resulting from the imputed beneficial conversion discount.

In February 2003, we entered into a one-year accounts receivable financing facility with Pacific Business Funding, a division of Cupertino National Bank, which is part of Greater Bay Bancorp, to replace our facility with Comerica. The Agreement with Greater Bay Bancorp provides, among its terms, a $1,000,000 financing facility with a borrowing formula of 80% of eligible receivables, collateralized with a first lien on all assets. The finance fees on this Greater Bay Bancorp facility are 1.5% per month (18% annual rate) on average daily cash balances with an additional administrative fee and an annual commitment fee. There are no financial covenants under this facility. On October 10, 2003, the maximum commitment under this financing facility was increased to $1,500,000. In connection with this increase, we executed a warrant agreement with Pacific Business Funding for 277,777 shares of our common stock at an exercise price of $0.09 per share and an expiration date of October 14, 2013. The warrant also provides Pacific Business Funding a $25,000 put in lieu of exercising the warrant. The warrant is marked-to-market on the financial statements, which resulted in us recording an expense of $120,000 in fiscal year ended December 31, 2003.

In November 2003, the Company and Pacific Business Funding discussed an increase in the line of credit to a maximum commitment of $1,800,000. On November 20,2003, Pacific Business Funding had advanced funds in the aggregate amount of $1,767,600 under the existing facility and continued to provide advances in December 2003 in excess of the $1,500,000 line. A second amendment to the factoring agreement was executed on January 2, 2004 and provided, among other items, an increase to a maximum commitment of $1,800,000 and extension of the facility through January 3, 2005.

Management is currently discussing with Pacific Business Funding additional increase in the line of credit to a maximum commitment of $2,500,000. There are no assurances that the Company will be successful.

During the second quarter of 2003, we entered into an agreement with our largest vendor in connection with an increase in our line of credit for material purchases to provide this vendor a second lien on all of the our assets.

In December 2002, the terms of the remaining subordinated notes in the principal amount of $750,000 were modified by which a) $500,000 of principal and $30,500 of accrued interest were converted to equity in exchange for 1,785,000 shares of the Company’s common stock, b) the interest rate on the remaining $250,000 principal balance was reduced from 8% to 4% and c) the due date on the notes were changed so that $25,000 became due by March 31, 2003 and the balance of $225,000 became due on January 30, 2004 . In March 2003, the Company paid down $25,000 of the notes. In June 2003, 250,000 shares of convertible redeemable Series B preferred stock was issued in exchange for $62,500 of Related Party Note Payable. In December 2003, the remianing $162,500 principal balance due under the Note was extended to January 2005 and the interest rate was raised to 6% per annum.

Any temporary lack of available financing could have a materially unfavorable effect on the Company’s financial position. The Company’s long-term prospects are dependent upon a return to profitability and/or the ability to raise additional capital as necessary to finance operations.   The consolidated financial statements included in this annual report do not include any adjustments that might result from the outcome of this uncertainty.

Cash and cash equivalents increased to $384,300 at December 31, 2003 compared to $29,400 at December 31, 2002.

Cash Flows From Operating Activities: For the twelve months ended December 31, 2003, cash used in operating activities was $1,997,200 which resulted primarily from our net loss for fiscal year 2003 of $1,517,900, reduced by non-cash charges of $936,100, increased by our growth in operating assets of $1,488,700 and offset by our growth in liabilities of $443,100, and increased by a reduction in customer deposits and payables of $369,800. Included in the non-cash charges is a valuation charge at December 31, 2003 of $120,000 based on the value of the warrant, issued to Pacific Business Funding in connection with an increase in our financing facility, and a deemed non cash charge of $193,800 resulting from the imputed benefical conversion discount on certain shareholder loans.

Accounts receivable from December 31, 2002 to December 31, 2003 increased by $1,932,800. Accounts payable from December 31, 2002 to December 31, 2003 also increased $139,700 due to increased use of trade credit, and there was a reduction in customer deposits at December 31, 2003 of $369,800 as compared with December 31, 2002.

Cash Flows From Investing Activities: For the year ended December 31, 2003, net cash used for investing activities was $1,000, as a result of new equipment purchases of $24,100 and a decrease in deposits of $23,100.

Cash Flows From Financing Activities: For the year ended December 31, 2003, net cash provided by our financing activities was $2,353,100, as a result of an increase in our line of credit of $1,680,600 and by $527,500 in net proceeds from sale of preferred stock and loans from Shareholders in the amount of $208, 900, off-set by repayment of related party notes payable of $25,000 and payments made on capital lease obligations of $38,900.

Our net working capital at December 31, 2003 was $486,300, representing an increase of $63,800 over December 31, 2002.

Since our revenues and accounts receivable are concentrated in Bank of America and Wells Fargo, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of our accounts receivables and our future operating results. A loss of either one could have a material effect on our business. From time to time we may experience delays in the collection of our accounts receivable from our major customers, which could result in a cash flow problem and effect the viability of the business.

The following table discloses our contractual commitments relating to lease obligations and long-term debt for future periods (See footnotes 4, 6, 7 and 10):

	Bank Borrowings	Operating Leases	Capital Leases	Related Party Notes Payable	Redeemable Preferred Stock	Year ending December 31,

2004	$1,707,700	$313,400	$29,000	$—	$—	$2,050,100

2005	—	189,600	31,700	565,200	—	786,500

2006	—	83,400	18,900	—	—	102,300

2007	—	78,500	4,900	—	—	83,400

2008	—	—	—	—	920,200	920,200

	$1,707,700	$664,900	$84,500	$565,200	$920,200	$3,942,500

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

ITEM 8A.  CONTROLS AND PROCEDURES

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

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Officers and Directors

Set forth below is information concerning each of our Directors and officers as of March 17, 2004:

Name	Age	Position

Janice B.Fuellhart	56	Chairman of the Board, Chief Executive
		Officer, President
Steven Richman	61	Director
William M. Burns	45	Director
Paul E. Graf	36	Director
Marc Dell’Immagine	47	Controller, Principal Accounting Officer

Janice B. Fuellhart, age 56, has been our Chairman and a member of the Board of COMC since February 28, 2003. Ms. Fuellhart was also appointed Chairman, CEO and President of ICF Communication Solutions, Inc., our wholly owned operating subsidiary on February 28, 2003. Upon the acceptance of Mr. Smith’s resignation, Ms. Fuellhart was appointed CEO and President of COMC. Previously, Ms. Fuellhart served as Executive Chairman of PageOne Communications in London, England and CEO of USA Mobile Communications headquartered in Ohio, and President and Chief Operating Officer of Cable Systems USA based in Pennsylvania. Ms. Fuellhart is a private investor primarily in the telecommunications industry. Ms. Fuellhart received a BA degree from Clarion University of Pennsylvania and as well being a recipient of an Honorary Doctor of Letters from Clarion University.

Steven Richman, age 61, is the principal owner and has served as the Chief Executive Officer of Fabric Resources International for more than the past five years. Mr. Richman is an active investor in the telecom industry. Mr. Richman was the co-founder and an officer of Cable Systems USA, an officer of Cellular Systems USA, and a Director of USA Mobile Communications Holdings, Inc., Phonetel, Inc., and Cable Systems USA II. Mr. Richman received his BS degree from Cornell University.

William M. Burns, age 45, was the Chairman of the Board of COMC until he stepped down from that position on February 28, 2003. Mr. Burns became one of our Directors in 1997. Mr. Burns was also a co-founder in 1989 of and is now the Executive Vice-President and Chief Operating Officer of our wholly owned subsidiary ICF. Mr. Burns has over eighteen years of experience in the communications industry, starting ICF’s predecessor in 1988. Prior to that, Mr. Burns held technical and management positions at the PacTel-PacBell Company. Prior to that he was employed at John Jackson Enterprises in Sacramento from 1978 through 1986. Mr. Burns attended four years of college at Rockland, California.

Paul E. Graf, age 36, is a private investor and has served on the Board of Directors of Choice Media and various other private enterprises. Mr. Graf was founder, Chairman and CEO of Portalvision, Inc.,an internet community software development company from August, 1999 until May 2002. Prior to Portalvision, Mr. Graf was a Public Equity Portfolio Manager and Venture Capital investor in New York, NY from 1997 to 1999. Mr. Graf received his BS in Business from Lehigh University in 1989.

Marc Dell’Immagine, age 47, is our Controller and Principal Accounting Officer. Mr. Dell’Immagine is responsible for the financial management, contract management, treasury and financial reporting. Prior to joining us in November 2001, Mr. Dell’Immagine spent sixteen years in public accounting with a local CPA firm. Mr. Dell’Immagine has had experience in dealing with a wide array of businesses in various industries. Mr. Dell’Immagine has a BS degree in accounting from Hayward State University.

Board of Directors

Our By-laws provide that our Board of Directors shall be composed of five to seven members. George Malin resigned from the Board effective November 23, 2003. The Company is in the process of filing the vacancy on the Board to comply with its By-Laws. Each director has been appointed by the other existing directors as our By-laws allow the Board to fill vacancies until the next meeting of stockholders. Our By-laws permit the Board of Directors to fill any vacancy and the new director may serve until the next meeting of stockholders or until his successor is elected and qualified. Since the last filing of our annual report on Form 10K, Christopher R. Smith and George Malin have resigned from the Board of the Company.

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

Officers

Officers are elected by our Board of Directors and their terms of office are, except to the extent governed by employment contracts, at the discretion of the Board. The Chairman of the Company is elected by the Board of Directors and all other officers are appointed by the CEO. Presently, Janice B. Fuellhart is our Chairman and Chief Executive Officer and President of COMC and Chairman, CEO and President of ICF Communication Solutions, Inc., our wholly owned operating subsidiary. William M. Burns is Executive Vice-President and Chief Operating Officer of ICF Communication Solutions, Inc. Marc Dell’Immagine is our Controller and Principal Accounting Officer.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. The Company believes that the individuals are in the process of filing all of the appropriate reports with the SEC.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth the compensation we and/or ICF have paid or accrued to all executive officers during the fiscal years ended December 31, 2003, 2002 and 2001:

SUMMARY COMPENSATION TABLE(1)(2)

	Annual Compensation		Long-Term Compensation

(a)	(b)	(c)	(d)
Name/Principal Position	December 31	Salary ($)	Bonus ($)

Janice B. Fuellhart (3)	2003	113,600	-0-
Chairman, Chief Executive Officer,
President

William M Burns (4)	2003	152,500	-0-
Executive Vice President, and Board Member	2002	118,559	-0-
	2001	149,583	25,000

Marc Dell’Immagine(5)
Controller and Principal Accounting Officer	2003	84,300	-0-
	2002	65,300	-0-
	2001	3,200	-0-

Christopher R. Smith(6)
	2003	40,600	-0-
	2002	149,583	-0-
	2001	149,583	25,000

_____________

(1) As to any named officer or director or group of executive officers, the above compensation does not include the use of an automobile and other personal benefits; the total value of which does not exceed the lesser of $50,000 or 10% of such person’s or persons’ cash compensation.

(2) Pursuant to the regulations promulgated by the Securities and Exchange Commission, the table omits columns reserved for types of compensation not applicable to us.

(3)	Ms. Janice Fuellhart was appointed to the Board of Directors of COMC and ICF on February 28, 2003 and also appointed Chairman of COMC. Ms. Fuellhart was also appointed Chairman, CEO and President of ICF on February 28, 2003. Upon the acceptance of Mr. Smith’s resignation from COMC, Ms. Fuellhart became President and CEO of COMC. Included in the salary amount of $113,600 is $31,800 of salary paid in 2003, $56,300 of compensation that has been accrued but not paid as of December 31, 2003 and $25,500, which represents the value of the 2,100,000 shares of common stock earned by Ms. Fuellhart in 2003. In March 2003, the Company issued 2,100,000 shares of common stock, valued at $42,000, for services Ms. Fuellhart rendered in connection with assistance in financial restructuring provided in the quarter ended March 31, 2003 and additional services to be provided over the next year. During the quarter ended June 30, 2003, Ms. Fuellhart received 75,000 shares of convertible redeemable Series B preferred stock, valued at $15,000, as compensation for services rendered in connection with the restructuring. In December 2003, Ms. Fuellhart was awarded 667 shares of convertible redeemable Series B Preferred Stock, valued at $6,000, as compensation.

(4) Mr. Burns stepped down as Chairman of the Board on February 28, 2003. Mr. Burns was appointed Executive Vice-President and Chief Operating Officer of ICF on February 28, 2003. Included in the salary amount of $152,500 is $148,200 of salary paid in 2003, and $4,300 of compensation which represents the value of common stock received by Mr. Burns in 2003. In the first quarter of 2003, Mr. Burns relinquished 376,623 out-of-the money options in exchange for 216,370 shares of common stock. This exchange was valued at $4,300, or $.02 per share for each share of common stock. In December 2003, Mr. Burns was awarded 667 shares of convertible redeemable Series B stock, valued at $6,000, as compensation.

(5) Mr. Dell’Immagine has been our Controller and Principal Accounting Officer since April 2003 and has been with the Company since November 2001. In December 2003, Mr. Dell’Immagine was awarded 222 shares of convertible redeemable Series B stock, valued at $2,000, as compensation.

(6) Mr. Smith resigned as President and CFO of ICF on February 28, 2003 and on April 3, 2003, the current Chairman, on behalf of the Board, accepted Mr. Smith’s offer to the Board to resign as CEO, President and acting CFO of COMC at the request of the Chairman, which was accepted.

For discussion on options held and employment contracts for executive officers, see Item 11 below.

Aggregate Option Exercises in 2003 and Fiscal Year-End Option Values

No options granted to employees, officers and directors were exercised during the year ended December 31, 2003. In March 2003, William Burns relinquished 376,623 out-of-the money options in exchange for 216,370 shares of common stock of COMC.

In December 2003, 50,000 shares of common stock were awarded to four non-officer employees, 50% vested in December 2003 and the remaining 50% vest in December 2004. In addition, 10,000 shares of common stock were awarded to an employee in January 2005, for bonus owed the employee for previous years services.

Fiscal Year-End Option Values

Christopher R. Smith had options on 2,463,896 shares of common stock and due to past actions, the Company feels, based on preliminary legal opinions, that it might have grounds for voiding these options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth, as of December 31, 2003, information regarding the beneficial ownership of our Common Stock based upon the most recent information available to us for: (i) each person known by us to own beneficially more than five (5%) percent of our outstanding Common Stock after giving effect to all exercisable stock options and warrants, (ii) each of our officers and directors and (iii) all of our officers, directors and 5% shareholders as a group. Unless otherwise indicated in the footnotes, the address for all parties is c/o COMC, Inc., 4030 Pike Lane, Suite C, Concord, CA 94520.

Shares Owned Beneficially and of Record

Name	Class	No. of Shares Owned	% of Total

Janice B. Fuellhart(1)	Common Stock	2,100,000	7.86%
John J. Ackerman	Common Stock	1,983,252	7.43%
Steven Richman(2)	Common Stock	900,000	3.37%
William M. Burns (3)	Common Stock	5,248,123	19.65%
Charles E. Lincoln (4)	Common Stock	3,623,376	13.38%

Marvin P. Loeb (5)	Common Stock	1,544,298	5.78%
Paul E. Graf(6)	Common Stock	520,000	1.94%

All Five Percent Holders,
Officers and Directors as a
Group (7 persons)(7)	Common Stock	15,919,049	58.45%

(1) Includes 2,100,000 shares of Common Stock the Company issued to Ms. Fuellhart, the Chairman, President and CEO of the Company, for services rendered in connection with assistance in financial restructuring provided in the quarter ended March 31, 2003 and additional services to be provided over the next year. These shares have certain service milestones that provide for a clawback of shares if services are terminated. Of these shares, 525,000 vested immediately with the remaining balance of 1,575,000 shares vesting 50% on October 1, 2003 and 50% on March 31, 2004, respectively.

(2) Does not include 106,250 shares of Common Stock held by Ms. Sandra Richman, Mr. Richman’s spouse, of which he disclaims beneficial ownership.

(3) Includes 3,246,753 shares of Common Stock held by a trust of which Mr. Burns is a trustee and beneficiary, 1,785,000 shares of common stock received, in December 2002, upon conversion of $500,000 principal and $30,500 of accrued interest on Subordinated Notes held by Burns, and 216,370 of which Mr. Burns received in the first quarter of 2003 upon relinquishing 376,623 of out-of-the-money options.

(4) Includes 3,246,753 shares of Common Stock held by a trust of which Mr. Lincoln is a trustee and beneficiary, and 376,623 shares of which Mr. Lincoln has the right personally to purchase upon exercise of options that are currently exercisable

(5) Includes 56,127 shares of Common Stock held by the Marvin P. Loeb Irrevocable Living Trust, of which Mr. Loeb is the sole trustee, and by Mr. Loeb as nominee for his children. Mr. Loeb disclaims beneficial ownership in such shares.

(6) Includes 150,000 shares of Common Stock that Mr. Paul Graf has a right to purchase upon exercise of options that are currently exercisable.

(7) The Company is currently reviewing all of its option agreements.

As of December 31, 2003, Series A and B Convertible Redeemable Preferred Stock would be convertible into 12,052,163 and 31,111,120, respectively, shares of common stock, subject to limitations on conversion to the extent shares are not available on conversion as set forth in the Preferred Stock Purchase Agreements before any issuance of common stock pursuant to any outstanding option or warrant exercise.

After giving effect to the conversion of Series A and B Convertible Redeemable Preferred Stock (“Preferred”) into an additional 12,052,163 and 31,111,120 shares of common stock, respectively, for a total of 69,872,374 common shares, the table below sets forth, as of December 31, 2003, information regarding the beneficial ownership of our Common Stock based upon the most recent information available to us for: (i) each person known by us to own beneficially more than five (5%) percent of our outstanding Common Stock after giving effect to all exercisable stock options and warrants, (ii) each of our officers and directors and (iii) all of our officers, directors and 5% shareholders as a group. Unless otherwise indicated in the footnotes, the address for all parties is c/o COMC, Inc., 4030 Pike Lane, Suite C, Concord, CA 94520.

 Convertible Redeemable Series A &B Preferred Shares(“Preferred”) if and when converted and Common Stock (“Common”) would result into the following ownership

Name	Converted Preferred & Common Shares Owned	% of Total

Janice B. Fuellhart(1)	3,613,340	5.17%
Peter Graf (2)	12,677,967	18.14%
Steven Richman(3)	7,910,489	11.32%
William M. Burns (4)	10,261,463	14.69%
Charles E. Lincoln (5)	3,623,376	5.18%

George Malin	6,998,251	10.02%
Paul E. Graf(6)	8,142,377	11.65%

All Five Percent Holders,
Officers and Directors as a Group
(7 persons)	53,227,263	76.18%

(1) Includes 2,100,000 shares of Common Stock, valued at $42,000, the Company issued in March 2003 to Ms. Fuellhart, the Chairman, President and CEO of the Company, for services rendered in connection with assistance in financial restructuring provided in the quarter ended March 31, 2003 and additional services to be provided over the next year. These shares have certain service milestones that provide for a clawback of shares if services are terminated. Of these shares, 525,000 vested immediately with the remaining balance of 1,575,000 shares vesting 50% on October 1, 2003 and 50% on March 31, 2004, respectively. During the quarter ended June 30, 2003, Ms. Fuellhart was awarded 75,000 shares of convertible redeemable Series B preferred stock, convertible into 1,500,000 shares of common stock, valued at $15,000, as compensation for services rendered in connection with the restructuring. In December 2003, Ms. Fuellhart was awarded 667 shares of convertible redeemable Series B Preferred Stock, valued at $6,000, as compensation.

(2) Peter Graf and Paul Graf each disclaim any beneficial ownership or control of the other’s shares.

(3) Does not include 106,250 shares of Common Stock and 174,825 shares of common stock issuable upon conversion of Convertible Redeemable Preferred Stock held by Ms. Sandra Richman, Mr. Richman’s spouse, of which he disclaims any beneficial ownership.

(4) Includes 3,246,753 shares of Common Stock held by a trust of which Mr. Burns is a trustee and beneficiary, 1,785,000 shares of common stock was awarded, in December 2002, upon conversion of $500,000 principal and $30,500 of accrued interest on Subordinated Notes held by Burns, and 216,370 of which Mr. Burns was awarded in the first quarter of 2003 upon relinquishing 376,623 of out-of-the money options.. In December 2003, Mr. Burns was awarded 667 shares of convertible redeemable series B preferred stock, valued at $6,000 as compensation.

(5) Includes 3,246,753 shares of Common Stock held by a trust of which Mr. Lincoln is a trustee and beneficiary, and 376,623 shares of which Mr. Lincoln has the right personally to purchase upon exercise of options that are currently exercisable.

(6) Includes 150,000 shares of Common Stock that Mr. Paul Graf has a right to purchase upon exercise of options that are currently exercisable. Peter Graf and Paul Graf each disclaim any beneficial ownership or control of the other’s shares.

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

Transfer Agent

American Stock Transfer & Trust Company, 40 Wall Street, New York, New York 10005, acts as Transfer Agent for our Common Stock.

Market for Our Securities

The Common Stock is currently included for quotation on the OTC Bulletin Board under the symbol “CINJ” or “CINJ.OB”.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

In December 2002, the terms of the remaining subordinated related party notes in the principal amount of $750,000 were modified by which a) $500,000 of principal and $30,500 of accrued interest were converted to equity in exchange for 1,785,000 shares of the our common stock, b) the interest rate on the remaining $250,000 principal balance was reduced from 8% to 4% and c) the due date on the notes were changed so that $25,000 became due by March 31, 2003 and the balance of $225,000 became due on January 30, 2004 . In March 2003, we paid down $25,000 of the notes. In June 2003, 250,000 shares of convertible redeemable Series B preferred stock was issued in exchange for $62,500 of Related Party Note Payable. In December 2003, the remaining $162,500 principal balance due under the Note was extended to January 2005, and the interest rate was raised to 6% per annum.

In the fourth quarter of 2003, certain Series A and B Preferred Stock shareholders lent ICF, our operating subsidiary, $208,900 at 18% interest, convertible into common stock of the Company at $.08 per share, at the Noteholder’s option. Interest is payable on the due date of January 2, 2005 with interest also convertible into common stock on the same basis as the principal.  During the first quarter of 2004, certain Series A and B shareholders have continued to lend funds to ICF under those terms. As the fair value of our stock in November and December 2003 exceeded the conversion price, we recognized deemed non cash charge of $193,800 resulting from the imputed beneficial conversion discount.

As of December 31, 2003 and as of the date of this filing, to the best of management’s knowledge there are no voting agreements in effect and all previous ones have expired or been cancelled.

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

(b) Reports on Form 8-K. None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for fiscal years ended December 31, 2003 and 2002 by BDO Seidman, LLP:

	2003	2002

Audit Fees (1)	$84,800	$77,700

Non-Audit Fees:
Audit Related Fees (2)	$9,100	$8,500
Tax Fees (3)	$17,000	$10,000
All Other Fees (4)	$—	$—
TOTAL FEES PAID TO AUDITOR	$110,900	$96,200

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by BDO Seidman, LLP in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning.
(4)	All Other Fees consist of fees for products and services other than the services reported above.

The audit committee has considered the role of BDO Seidman, LLP in providing certain tax services and other non-audit services to COMC, Inc. and has concluded that such services are compatible with BDO Seidman, LLP’s independence as our auditors. In addition, since the effective date of the SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, the Audit Committee has and will continue to pre-approve all audit and permissible non-audit services provided by the independent auditors.

The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors, pursuant to which it may pre-approve any service consistent with applicable law, rules and regulations. Under the policy, the Audit Committee may also delegate authority to pre-approve certain specified audit or permissible non-audit services to one or more of its members, including the chairman. A member to whom pre-approval authority has been delegated must report its pre-approval decisions, if any, to the Audit Committee at its next meeting, and any such pre-approvals must specify clearly in writing the services and fees approved. Unless the Audit Committee determines otherwise, the term for any service pre-approved by a member to whom pre-approval authority has been delegated is twelve months.

COMC, Inc. and Subsidiary

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants	F-2

Financial Statements

Consolidated Balance Sheets	F-3 - F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Shareholders’ Equity	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-8 - F-27

Report of Independent Certified Public Accountants

The Board of Directors and Shareholders of COMC, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of COMC, Inc. and its wholly owned subsidiary, ICF Communication Solutions, Inc. (Subsidiary) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ (deficiency) equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of COMC, Inc. and Subsidiary as of December 31, 2003 and 2002, and the results of their operations and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As discussed in Note 2 to the financial statements, the Company has incurred operating and net losses in 2003 and 2002, and has a capital deficiency at December 31, 2003. Further, the Company has limited additional financing available under its current accounts receivable financing facility in order to fund any additional cash required for its operations or otherwise. These matters raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP
San Jose, California
March 19, 2004

COMC, Inc. and Subsidiary

Consolidated Balance Sheets

December 31,	2003	2002

Assets

Current:
Cash and cash equivalents	$384,300	$29,400
Accounts receivable, less allowance for
doubtful accounts of $58,300 and $58,300	3,143,200	1,404,900
Unbilled receivables, net	787,100	592,600
Inventories	117,600	144,100
Prepaid expenses and other current assets	104,500	107,000
Refundable income taxes	—	400,900
Deferred income taxes	—	50,000

Total Current Assets	4,536,700	2,728,900

Property and Equipment, net	491,500	724,000

Other Assets	48,500	71,600

	$5,076,700	$3,524,500

See accompanying notes to consolidated financial statements.

COMC, Inc. and Subsidiary

Consolidated Balance Sheets

December 31,	2003	2002

Liabilities and Shareholders’ (Deficiency) Equity

Current Liabilities:
Bank borrowings	$1,707,700	$27,100
Accounts payable	1,336,100	1,037,900
Accrued expenses	753,600	613,900
Current portion of capital lease obligations	29,000	38,900
Customer deposits	218,800	588,600
Accrued interest due related party	5,200	—

Total Current Liabilities	4,050,400	2,306,400

Capital Lease Obligations, net of current portion	55,500	84,500
Fair Value of Put Warrant	120,000	—
Related Party Notes Payable	565,200	250,000
Deferred Income Taxes	—	50,000
Convertible Redeemable Preferred Stock, Series A, $.01 par value; 2,000,000 shares authorized; 1,205,216.33 and 0 shares issued and outstanding,
respectively	358,100	—
Convertible Redeemable Preferred Stock, Series B, $.01 par value; 4,000,000
shares authorized; 1,555,556 and 0 shares issued and outstanding, respectively	562,100	—

Total Liabilities	5,711,300	2,690,900

Commitments and Contingencies (Notes 4, 6, 8, and 10)

Shareholders’ (Deficiency) Equity :
Common stock, $.01 par value; 40,000,000 shares
authorized; 30,510,328 and 27,433,958 shares issued;
26,709,091 and 23,632,721 shares outstanding	305,100	274,300
Additional paid-in capital	16,874,100	16,832,600
Accumulated deficit	(15,561,500)	(14,021,000)
Treasury stock at cost; 3,801,237 and 3,801,237 shares, respectively	(2,252,300)	(2,252,300)

Total Shareholders’ (Deficiency) Equity
	(634,600)	833,600

	$5,076,700	$3,524,500

See accompanying notes to consolidated financial statements.

COMC, Inc. and Subsidiary

Consolidated Statements of Operations

Years Ended December 31,	2003	2002

Revenues:
Data and voice services	$11,744,100	$11,627,600
Recruitment services	144,100	505,200

	11,888,200	12,132,800

Cost of Revenues:
Data and voice services	7,592,800	7,904,400
Recruitment services	109,500	404,000

	7,702,300	8,308,400

Gross Profit	4,185,900	3,824,400

Operating Expenses:
Selling General and Administrative	4,659,300	5,721,200
Depreciation and Amortization	256,600	321,200

	4,915,900	6,042,400

Loss from Operations	(730,000)	(2,218,000)

Other Income (Expense):
Third party:
Interest expense	(259,300)	(109,000)
Financing fees and charges	(120,000)	(61,000)
Interest income	300	100

	(379,000)	(169,900)

Related party:
Interest expense	(7,400)	(60,700)
Imputed beneficial conversion discount
upon issuance of convertible debt	(193,800)	—
Imputed finance charge relating to
the issuance of series B preferred	(215,600)	—

	(416,800)	(60,700)

Total Other Income (Expense)	(795,800)	(230,600)

Loss Before Provision for Income Taxes	(1,525,800)	(2,448,600)
Income Tax Benefit	(7,900)	(404,400)

Net Loss	(1,517,900)	(2,044,200)

Preferred Stock Dividend	(22,600)	—

Net Loss Attributable to Common Shareholders	$(1,540,500)	$(2,044,200)

Basic and Diluted (Loss) per Common Share	$(0.06)	$(0.10)

Basic and Diluted Weighted-Average Common Shares Outstanding	26,074,410	21,128,337

See accompanying notes to consolidated financial statements.

COMC, Inc. and Subsidiary

Consolidated Statements of Shareholders’ (Deficiency) Equity

	Common Stock		Additional		Treasury Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Shares	Amount	Total

Balances, January 1, 2002	21,193,991	$211,900	$15,727,500	$(11,976,800)	(3,801,237)	$(2,252,300)	$1,710,300

Proceeds from issuance of
common stock in private
placement (net)	4,329,967	43,400	581,100	—	—	—	624,500

Issuance of shares for debt
conversion - related party	1,785,000	17,800	512,700	—	—	—	530,500

Issuance of shares for
services	125,000	1,200	11,300	—	—	—	12,500

Net loss	—	—	—	(2,044,200)	—	—	(2,044,200)

Balances, December 31, 2002	27,433,958	$274,300	$16,832,600	$(14,021,000)	(3,801,237)	$(2,252,300)	$833,600

Issuance of shares for option
conversion - related party	216,370	2,200	2,100	—	—	—	4,300

Issuance of shares for
services	2,860,000	28,600	39,400	—	—	—	68,000

Net loss	—	—	—	(1,517,900)	—	—	(1,517,900)

Preferred Stock Dividend	—	—	—	(22,600)	—	—	(22,600)

Balances, December 31, 2003	30,510,328	$305,100	$16,874,100	$(15,561,500)	(3,801,237)	$(2,252,300)	$(634,600)

See accompanying notes to consolidated financial statements.

COMC, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31,	2003	2002

Cash Flows From Operating Activities:
Net (Loss)	$(1,517,900)	$(2,044,200)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
Amortization of deferred finance charge	—	1,400
Depreciation and amortization	256,600	319,800
Issuance of common stock for interest	—	30,500
Issuance of common stock for services	53,800	12,500
Issuance of common stock for options	4,300	—
Imputed beneficial conversion discount	193,800	—
Fair Value of Put Warrants	120,000	—
Issuance of Conv. Redeemable Series A Preferred Stock for expenses	32,200	—
Issuance of Conv. Redeemable Series B Preferred Stock for
services and expenses (including $215,600 imputed finance charge)	275,400	—
Provision for doubtful accounts	—	(16,700)
Deferred income tax	—	57,900
Changes in operating assets and liabilities:
Accounts and unbilled receivable	(1,932,800)	2,347,800
Inventories	26,500	54,800
Prepaid expenses and other current assets	16,700	(22,400)
Accounts payable	298,200	185,400
Accrued expenses	139,700	(235,400)
Income taxes refundable	400,900	3,200
Customer deposits	(369,800)	270,200
Accrued interest due related party	5,200	(68,800)

Net Cash (Used in) Provided ByOperating Activities	(1,997,200)	896,000

Cash Flows From Investing Activities:
Deposits	23,100	2,300
Purchase of property and equipment	(24,100)	(16,800)

Net Cash Used In Investing Activities	(1,000)	(14,500)

Cash Flows From Financing Activities
Proceeds from sale of common stock, net	—	624,500
Sale of Series A Conv. Redeemable Preferred Stock	312,500	—
Sale of Series B Conv. Redeemable Preferred Stock	215,000	—
Advances from bank loans	12,150,600	13,900,000
Repayments of bank loans	(10,470,000)	(15,536,100)
Loans due to Shareholders	208,900	—
Repayment of Related Party Subordinated Notes Payable	(25,000)	—
Payments of capital lease obligations	(38,900)	(41,200)

Net Cash Provided By (Used in) Provided By Financing Activities	2,353,100	(1,052,800)

Net Increase (Decrease) in Cash and Cash Equivalents	354,900	(171,300)
Cash and Cash Equivalents, beginning of period	29,400	200,700

Cash and Cash Equivalents, end of period	$384,300	$29,400

Cash Paid For:
Interest	$256,200	$169,800
Income taxes	$1,600	$(471,000)
Noncash Financing Activities:
Accrued dividend on Series A and B convertible redeemable Preferred Stock	$22,600	$—
Issuance of common stock for debt conversion	$—	$500,000
Issuance of convertible redeemable Series B preferred
stock in exchange for related party note payable	$62,500	$—
Noncash Investing Activities:
Equipment under capital lease	$—	$126,800

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

On August 17, 1998, the Company consummated the acquisition of ICF Communication Systems, Inc. (ICF). Under the terms of the Agreement and Plan of Merger dated July 24, 1998, ICF merged with and into a wholly owned subsidiary of the Company that had been especially organized for purposes of this transaction (the Merger). In connection with the Merger, ICF’s name was changed to ICF Communication Solutions, Inc. In consideration for the Merger, the two principals of ICF received an aggregate payment valued at approximately $14,000,000, as follows: $1,500,000 in cash at the closing of the  transaction; $3,500,000 in promissory notes of which $162,500 remain outstanding as of December 31, 2003, and 6,493,506 shares of the Company’s common stock valued at $9,000,000 or $1.386 per share. The Company agreed to use its best efforts to register the shares of common stock issued in connection with the Merger.

Uses of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

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

Advertising Costs

The cost of advertising is expensed as incurred. Advertising costs for the years ended December 31, 2003 and 2002, were approximately $5,600 and $14,400, respectively.

Income Taxes

Income taxes are calculated using the liability method of accounting for income taxes specified by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statements and income tax bases of assets, liabilities and carryforwards using enacted tax rates. Valuation allowances are established when necessary, to reduce deferred tax assets to the amount expected to be realized. Realization is dependent upon future pre-tax earnings, the reversal of temporary differences between book and tax income, and the expected tax rates in effect in future periods.

COMC, Inc. and Subsidiary

Notes to Consolidated Financial Statements

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

As of December 31, 2003 and 2002, the fair values of the Company’s financial instruments approximate their historical carrying amounts.

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

SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income (loss) and earnings (loss) per share as if compensation cost for the Company’s stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No.123. There were no options granted in 2003 and 2002. Under the accounting provision of SFAS No. 123. The company’s proforma net loss and the basic and diluted net loss per common share would have been adjusted to the proforma amounts below.

COMC, Inc. and Subsidiary

Notes to Consolidated Financial Statements

	For the Year Ended December 31,
	2003	2002
Net Loss Attributable Common Shareholders:
As Reported	$(1,540,500)	$(2,044,200)
Add: Stock-based employees Compensation expense included in net loss, net of related tax effects
	—	—
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(20,200)	(40,000)

Pro forma	$(1,560,700)	$(2,084,200)

Basic and diluted earnings (loss) per share:
As reported	$(0.06)	$(0.10)
Pro forma	$(0.06)	$(0.10)

Earnings Per Share

The Company applies the provisons of SFAS No. 128, "Earnings Per Share".  SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period .  Diluted earnings per share reflect the potential dilution of securities that could share in the earning of an entity.  Anti-dilution provisions of SFAS No. 128 require consistency between diluted per-common-share amounts and basic per-common-share amounts in loss periods. Had the Company recognized net income in fiscal 2003, incremental shares attributable to the assumed exercise of 3,446,141 outstanding options and warrants would have increased diluted shares outstanding by 665,451 shares.  Options to purchase 433,500 shares of common stock at prices between $0.30 per share and $1.00 per share were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.

As of December 31, 2003 the Series A and B convertible redeemable preferred stock outstanding could be converted into an aggregate of 43,163,283 shares of common stock, subject to limitations on conversion to the extent shares are not available on conversion as set forth in the Preferred Stock Purchase Agreements.

COMC, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Adoption of New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 146, “Accounting for Costs Associated with Exit Activities,” which addresses financial accounting and reporting for costs associated with exit activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this Statement did not have a material impact on the Company’s consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 31, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of this Interpretation did not have a material impact on the Company’s consolidated financial position or results of operations.

COMC, Inc. and Subsidiary

Notes to Consolidated Financial Statements

In December 2002, the FASB issued SFAS No. 148, “ Accounting for Stock-Based Compensation - Transition and Disclosure.” This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ended after December 31, 2002. Management has elected to continue to follow the intrinsic value method in accounting for the Company’s stock-based employee compensation arrangement as defined by APB 25.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46) “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. The Company does not have any entities that will require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which have characteristics of both liabilities and equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As a result of adopting SFAS No. 150 on July 1, 2003, the Company was required to include the carrying value of its convertible redeemable preferred stock as part of total liabilities in the Company’s balance sheet. This presentation did not affect the carrying amount of the Company’s shareholders’ deficiency.

2. Future Prospects

The Company has incurred operating and net losses in 2003 and 2002, and has a capital deficiency at December 31, 2003. The Company has limited additional financing available under its current accounts receivable financing facility in order to fund any additional cash required for its operations or otherwise. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management has during 2002 and 2003 taken steps to improve the situation, including the $500,000 (plus $30,500 in accrued interest) conversion of a shareholder note to equity, treated as a capital contribution, the replacement of the Comerica line of credit with a new financing arrangement with the Pacific Business Funding, a division of Greater Bay Bancorp, the moving of the Company’s corporate offices from Martinez, California to a smaller facility in Concord, California in November 2002, the reduction of the Company’s direct sales force, and further cuts in overhead costs, the closing of the Company’s Birmingham facility, the downsizing of the Company’s Houston and Phoenix operations, and changes in the Company’s management.

COMC, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Any temporary lack of available financing could have a materially unfavorable effect on the Company’s financial position. The Company’s long-term prospects are dependent upon a return to profitability and/or the ability to raise additional capital as necessary to finance operations.  The consolidated financial statements included in this annual report do not include any adjustments that might result from the outcome of this uncertainty.

3. Property and Equipment

Property and equipment consisted of the following as of December 31, 2003 and 2002:

	2003	2002
Furniture and office equipment	$857,400	$857,400
Vehicles	565,000	565,000
Computer equipment	439,100	439,100
Software	99,700	75,600
Leasehold improvements	205,800	205,800

	2,167,000	2,142,900
Less accumulated depreciation
and amortization	1,675,500	1,418,900

	$491,500	$724,000

COMC, Inc. and Subsidiary

Notes to Consolidated Financial Statements

4.        Financings

Lines of Credit

In February 2003, the Company entered into a one-year accounts receivable financing facility with Pacific Business Funding, a division of Cupertino National Bank, which is part of Greater Bay Bancorp, to replace its facility with Comerica. The Agreement with Greater Bay Bancorp provides, among its terms, a $1,000,000 financing facility with a borrowing formula of 80% of eligible receivables, collateralized with a first lien on all assets. The finance fees on this Greater Bay Bancorp facility are 1.5% per month (18% annual rate) on average daily cash balances with an additional administrative fee and an annual commitment fee. There are no financial covenants under this facility. On October 10, 2003, the maximum commitment under this financing facility was increased to $1,500,000. In connection with this increase, the Company executed a warrant agreement with Pacific Business Funding for 277,777 shares of the Company’s common stock at an exercise price of $0.09 per share and an expiration date of October 14, 2013. The warrant also provides Pacific Business Funding a $25,000 put in lieu of exercising the warrant.  The Company recognized $120,000 in other expenses for the warrant based on the estimated fair value of the warrant as of December 31, 2003.  The Company estimated the fair value of the warrant by using the Black-Scholes valuation model with the following assumptions:  dividend yield of 0%; expected volatility of 131%; risk free interest rate of 4.29%; and the contractual life of the warrant.

As the puttable warrant may require cash settlement, the Company has classified the instrument as a liability in accordance with SFAS No. 150.

On November 20, 2003, Pacific Business Funding had advanced funds in the aggregate amount of $1,767,600 under the existing facility and continued to provide advances in December 2003 in excess of the $1,500,000 line. A second amendment to the factoring agreement was executed on January 2, 2004 and provided, among other items, an increase to a maximum commitment of $1,800,000 and extension of the facility through January 3, 2005.

In the first quarter of 2004, the Company's largest supplier, increased the Company's line of credit to $500,000 and has a second lien on all of the Company’s assets.

Debt Financing

From 1998 through 2002, the Company acquired twelve vehicles for a total purchase price of $216,000 under capital lease arrangements with the vehicles as security. The loans bear interest at rates ranging from 0.9% to 9.7%. Accumulated depreciation related to these vehicles was $111,200 and $78,000 as of December 31, 2003 and 2002, respectively.

COMC, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Annual maturities of the debt financing discussed above for years ending December 31, are as follows:

2004	$29,000
2005	31,700
2006	18,900
2007	4,900

$84,500

5.   Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2003 and 2002:

	2003	2002

Accrued payroll and related expenses	$438,200	$341,000
Accrued vacation	111,300	123,100
Accrued commissions	5,800	18,300
Other	198,300	131,500

	$753,600	$613,900

6.   Commitments Operating Leases and Contingencies

The Company leases certain offices under operating leases expiring on various dates through 2007. Total rent expense charged to operations was $233,100 and $511,200 in 2003 and 2002, respectively. As of December 31, 2003, the minimum future rental commitments under non-cancelable operating leases payable over the remaining terms of the operating leases are:

Years ending December 31,

2004	$313,400
2005	189,600
2006	83,400
2007	78,500

$664,900

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

COMC, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Kemper Insurance has formally accepted ICF’s tender of defense and has hired the law firm of Boornazian, Jensen and Garthe of Oakland, California to defend ICF on the cross-complaint of Wells Fargo. The insurance carriers for Wells Fargo and Starbucks have settled the claim brought against them by ICF’s former employee but Wells is continuing to seek indemnity from ICF under the terms of a contract entered into in March, 1999.

It is ICF’s position that the March, 1999 contract has no applicability to the claim by the former employee and that no indemnity is owed. The contractual and insurance coverage issues related to Well Fargo’s indemnity claim that are somewhat unclear, and it is likely that Kemper will seek to reach a compromise settlement with Wells Fargo’s carrier rather than litigate the issue. There is presently no trial date set for the indemnity claim.

On September 10 and October 31, 2003, the Company filed two lawsuits in Contra Costa County Superior Court, California, Case Numbers C03-02246 and C03-02803, against several former employees of the Company, namely, Charles E. Lincoln, Paul Carpenter, Steven Johnson, Jeffrey Clark, Lynn Thompson, Michael Gurasich, Charles Rago, and Ronalee Haggard, and their related business entities, Comlectric, Information Technology Squared, and All Business Communications, for misappropriation of trade secrets, breach of contract, and various business torts. These cases are currently early in the litigation process, discovery is ongoing and no trial dates have been set. In Case Number c03-002246, a preliminary injunction was granted by the court against the defendants.

On August 8, 2003, ICF was sued by a trustee-in-bankruptcy, Suzanne Decker, representing one of ICF’s customers, E-time Capital, Inc. On August 9, 2001, an involuntary petition for Chapter 7 bankruptcy protection was filed against E-time Capital. The adversary proceeding against ICF was filed by the trustee in United States Bankruptcy Court, No. Dist. Of Cal., Adversary Proceeding No. 03-5440 seeking return of a certain payment made by E-time Capital to ICF for services rendered by ICF in April, 2001. ICF is contesting the allegations that this single payment was a preferential payment from E-time to ICF and subject to return to the bankruptcy estate under certain Federal Bankruptcy laws. As the payment sought by the bankruptcy trustee is of a de minimus amount, the Company does not believe that the outcome of this action will have a material effect on the Company.

COMC, Inc. and Subsidiary`

Notes to Consolidated Financial Statements

Employment Agreements

In 2001, the Company amended the employment agreement with its current Chief Operating Officer (“COO”). The term of the employment agreement is the earlier of the due date of the Subordinated Note, repayment in full, or the sale or transfer of the note by the COO. The COO’s salary was raised from an annual salary of $135,000 to $150,000 effective January 1, 2004. See Note 7.

The Company’s current Chairman and Chief Executive Officer (“CEO”) is an “At Will” employee at an annual salary of $135,000.  The Company started paying the CEO her annual salary in September 2003, and had, as of December 31, 2003 accrued $56,300 in salary for the period April through August 2003. The CEO’s salary was increased effective January 1, 2004 to an annual salary of $150,000.

7. Transactions With Related Parties

In December 2002, subordinated related party notes in the principal amount of $250,000, originally issued as part of the Merger discussed in Note 1, were modified by which the interest rate on the remaining $250,000 principal balance was reduced from 8% to 4%, and the due date on the notes were changed so that $25,000 became due by March 31, 2003 and the balance of $225,000 became due on January 30, 2004. In March 2003, the Company paid down $25,000 of the notes. In June 2003, 250,000 shares of convertible redeemable Series B preferred stock was issued in exchange for $62,500 of Related Party Note Payable. In December 2003, the balance of the Note in the principal amount of $162,500 was extended to January 2005 and the interest rate was raised to 6% per annum.

Interest expense associated with the above notes aggregated $2,800 during the fiscal year ended December 31, 2003. In the fiscal year ended December 31, 2002, the interest expense amounted to $60,700.

In December 2003, the COO was awarded 667 shares of convertible redeemable Series B stock, valued at $6,000, as compensation.

In March 2003, the Company issued 2,100,000 shares of common stock, valued at $42,000, for services that the CEO rendered in connection with assistance in financial restructuring provided in the quarter ended March 31, 2003 and additional services to be provided over the next year. During the quarter ended June 30, 2003, the CEO received 75,000 shares of convertible redeemable Series B preferred stock, valued at $15,000, as compensation for services rendered in connection with the restructuring. In December 2003, the CEO was awarded 667 shares of convertible redeemable Series B Preferred Stock, valued at $6,000, as compensation.

In the fourth quarter of 2003, certain Series A and B Convertible Redeemable Preferred shareholders lent ICF, $208,900 at 18% interest, convertible into common stock of the Company at $.08 per share of common stock, at the Noteholder’s option. Interest is payable on the due date of January 2, 2005 with interest also convertible into common stock on the same basis as the principal. Interest expense associated with the above Loans from shareholders was accrued and aggregated $4,600 during the fiscal year ended December 31, 2003. As the fair value of the Company’s stock in November and December exceeded the conversion price, the Company recognized a deemed non cash charge of $193,800 resulting from the imputed beneficial conversion discount.

COMC, Inc. and Subsidiary

Notes to Consolidated Financial Statements

8. Defined Contribution Plan

In April 1997, the Company amended its defined contribution plan (the Plan) such that all employees were eligible to participate in the Plan after completing three months of service and attaining the age of 21. To be entitled to an allocation of employer contributions, a participant must complete 1,000 hours of service during the Plan year and must be employed by the Company on the last day of the Plan year. Employees electing to participate in the Plan may contribute up to 20% of their annual compensation. Contributions to the Plan are limited to the maximum amount allowable under the provisions of the Internal Revenue Code. The Company may choose to make contributions to the Plan at  its discretion. During the years ended December 31, 2003 and 2002, there were no Company matched employee contributions.

9. Income Taxes

The components of the provision (benefit) for income taxes were as follows for the years ended December 31, 2003 and 2002:

2003	Current	Deferred	Total

State	$1,600	$—	$1,600
Federal	(9,500)	—	(9,500)

	$(7,900)	$—	$(7,900)

2002	Current	Deferred	Total

State	$—	$—	$—
Federal	(404,400)	—	(404,400)

	$(404,400)	$—	$(404,400)

Previous management did not file state tax returns for fiscal years 2001 and 2002. These returns are being finalized. Since the Company has losses in both of these years, there is no tax due except for any minimum tax and penalties, which will not have a material impact on the Company and any adjustment will be minimal.

COMC, Inc. and Subsidiary

Notes to Consolidated Financial Statements

The components of deferred tax assets and liabilities were as follows as of December 31, 2003 and 2002

	2003	2002
Deferred tax assets (liabilities):
Allowance for uncollectible
accounts	$25,200	$23,300
Accrued vacation	35,100	49,200
Net operating loss carry forwards	768,800	380,900
Other	(11,700)	16,100

Gross Deferred Tax Asset	817,400	469,500
Less: Valuation allowance	(817,400)	(419,500)

Deferred Tax liability:
Depreciation	—	(50,000)

Net Deferred Tax Asset	$—	$—

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

The actual tax expense (benefit) differs from the expected tax expense (benefit), computed by applying the Federal corporate tax rate of 34% to income before income taxes, as follows:

	2003	2002

Expected statutory tax (benefit)	$(382,200)	$(832,500)
Net tax effect of permanent
differences	17,100	49,000
State income taxes, net of federal
tax effect	(65,500)	(122,400)
Change in valuation allowance	398,000	419,500
Other	24,700	82,000

Income tax (benefit)	$(7,900)	$(404,400)

10. Convertible Redeemable Preferred Stock

In March 2003, the Company raised $312,500 through a private placement of 1,092,657.34 shares of Series A Convertible Redeemable Preferred Stock for $.286 per share with various accredited investors (the “Investors”). Each investor had the right to increase his purchase by 25% during a 90 day period from the purchase date. As of June 30, 2003 this right expired with no new shares being issued. In March and June 2003, an additional 55,944.06 and 56,614.93 shares of Series A Convertible Redeemable Preferred Stock were issued, valued at $16,000 and $16,200, respectively, for services rendered and reimbursement for expenses in the first and second quarter of 2003.

COMC, Inc. and Subsidiary

Notes to Consolidated Financial Statements

In June 2003, the Company raised $215,000 through a private placement of 1,075,000 shares of Series B Convertible Redeemable Preferred Stock for $.20 per share with various accredited investors. In addition, 250,000 shares of convertible redeemable Series B preferred stock were issued in exchange for $62,500 of Related Party Note Payable. In addition, the CEO received 75,000 shares of convertible redeemable Series B preferred stock, valued at $15,000, as compensation for services rendered in connection with the restructuring. In September 2003, an additional 154,000 shares of Series B Convertible Redeemable Preferred Stock were issued, valued at $246,400 for reimbursement of expenses in the third quarter of 2003. As the deemed fair value of the 154,000 shares of series B convertible redeemable preferred stock issued in September exceeded the expenses to be reimbursed, the Company recognized a non cash charge of $215,600 in connection with the stock issuance. In December 2003, the CEO was awarded 667 shares of convertible redeemable Series B Preferred Stock, valued at $6,000, as compensation. In December 2003, the COO was awarded 667 shares of convertible redeemable Series B stock, valued at $6,000, as compensation. In December 2003, the Controller and Principal Accounting Officer was awarded 222 shares of convertible redeemable Series B stock, valued at $2,000, as compensation.

Accrued dividends as of December 31, 2003 on Series A and B Convertible Redeemable Preferred Stock were $13,400 and $9,200, respectively.

The rights, preferences and privileges of the Series A and B Preferred stockholders are as follows:

Series A	Series B

Term	Term

The Series A Preferred Stock have a term of five years from the date of issuance. Redeemable in March 2008.	The Series B Preferred Stock have a term of four years and nine months from the date of issuance. Redeemable in March 2008.

Dividends	Dividends

The holders of Series A Preferred Stock are entitled to receive a 5% cumulative dividend, payable in stock. The Series A Preferred stockholders are entitled to receive a minimum of two-year dividends regardless if they are forced to convert or voluntarily convert.	The holders of Series B Preferred Stock are entitled to receive a 5% cumulative dividend, payable in stock. The Series B Preferred stockholders are entitled to receive a minimum of two-year dividends regardless if they are forced to convert or voluntarily convert.

As of December 31, 2003 accrued dividends on the Series A Preferred Stock amounted to $13,400.	As of December 31, 2003 accrued dividends on the Series B Preferred Stock amounted to $9,200.

Liquidation Preference	Liquidation Preference

In the event the Company is liquidated or sold, the Series A Preferred stockholders will be entitled to receive the par value of their shares plus any accumulated dividends prior to any distribution to the holders of common stock. Pari passu with Series B.	In the event the Company is liquidated or sold, the Series B Preferred stockholders will be entitled to receive the par value of their shares plus any accumulated dividends prior to any distribution to the holders of common stock. Pari passu with Series A.

Voting Rights	Voting Rights

Each share of Series A Preferred Stock shall have the equivalent voting rights of 20 shares of common stock.	Each share of Series B Preferred Stock shall have the equivalent voting rights of 20 shares of common stock.

Conversion	Conversion

The Series A Preferred stockholders have the right, at any time, to convert their shares into common stock. Each share of Series A Preferred Stock is convertible into 10 shares of common stock.	The Series B Preferred stockholders have the right, at any time, to convert their shares into common stock. Each share of Series B Preferred Stock is convertible into 20 shares of common stock.

COMC, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Redemption	Redemption

The Series A Preferred stockholders have the right to demand the Company to redeem the Series A Preferred Stock five years after the date of issuance. After a two-year period, the Company has the right, at any time, without penalty, to redeem the Series A Preferred Stock. If the Comany exercises its right, the Series A Preferred stockholders will have 10 business days to make a decision to either convert their Series A Preferred Stock into common stock or have their shares redeemed.	The Series B Preferred stockholders have the right to demand the Company to redeem the Series B Preferred Stock four years and nine months after the date of issuance. After a two-year period, the Company has the right, at any time, without penalty, to redeem the Series B Preferred Stock. If the Company exercises its right, the Series B Preferred stockholders will have 10 business days to make a decision to either convert their Series B Preferred Stock into common stock or have their shares redeemed.

COMC, Inc. and Subsidiary

Notes to Consolidated Financial Statements

As of December 31, 2003, Series A and B Preferred Stock would be convertible into 12,052,163 and 31,111,120 shares of common stock, respectively.  Conversion is subject to limitations to the extent shares are not available for conversion as set forth in the Preferred Stock Purchase Agreements.

11. Shareholders’ Common Stock Equity

During February and March, 2002, the Company raised approximately $650,000 through a private placement of 4,329,967 shares of its common stock for $0.15 per share with various accredited investors.

In December 2002, the Company issued 125,000 shares of common stock for services valued at $12,500. In December 2002, the Company issued 1,785,000 shares of common stock in exchange for the conversion of $500,000 in notes payable and $30,500 in accrued interest to equity.

In March 2003, the Company issued 2,100,000 shares of common stock for services to the Chairman, President and CEO of the Company, and 735,000 shares of common stock to a financial advisor for services rendered in connection with assistance in financial restructuring provided in the quarter ended March 31, 2003 and additional services to be provided over the next year. These shares have certain service milestones that provide for a clawback of shares if services are terminated. Of these shares, 708,750 vested immediately with a remaining balance of 2,126,250, of which 50% vested on October 1, 2003 and 50% will vest on March 31, 2004, respectively. The 2,835,000 shares were valued at $.02 per share, or $56,700. As of December 31, 2003, 37.5% of this amount has been recorded as a prepaid expense. See Note 7.

In December 2003, four employees received a stock award of, in total, 50,000 share of common stock valued at $22,500.  25,000 of these shares vested in December 2003 and the remaining 25,000 shares vest in December 2004.  As of December 31, 2003 the Company had recognized an expense of $11,200 associated with these shares.

In January 2004, an additional 10,000 shares of common stock was awarded to an employee.

COMC, Inc. and Subsidiary

Notes to Consolidated Financial Statements

     Stock Option Plan

In November 1999, the Company adopted a Stock Option Plan  (The Plan). The Plan is restricted to employees, officers,  and consultants of the Company. Options granted under the  Plan vest over five years and are exercisable over ten years. Non-statutory options are granted at prices not less  than 85% of the estimated fair value of the stock on the  date of grant as determined by the Board of Directors. Incentive options are granted at prices not less than 100%  of the estimated fair value of stock on the date of grant. However, options granted to shareholders who own greater  than 10% of the outstanding stock are established at no less  than 110% of the estimated fair value of the stock on the  date of the grant. No options granted to employees, officers and directors were exercised during the year ended December 31, 2003 and December 31, 2002.

 A summary of the status of the Company’s outstanding stock options as of December 31, 2003 and 2002, and changes during the years then ended is presented in the following table:

	Options Outstanding
	Options	Weighted- Average Exercise Price
Balances, January 1, 2002	4,174,487	0.15
Granted	—	—
Cancelled	—	—

Balances, December 31, 2002	4,174,487	$0.15
Granted	—	—
Relinquished	(376,623)	0.08
Cancelled	(176,000)	0.30

Balances, December 31, 2003	3,621,864	$0.15

Exercisable at year-end	3,604,464	$0.15

Weighted-average fair value of
options granted during 2003		$—

Weighted-average fair value of
options granted during 2002		$—

In March 2003, the Chief Operating Officer relinquished 376,623 out-of-the money options in exchange for 216,370 shares of common stock of COMC valued at $4,300.

Options granted under the Plan were for employees of the Company. Options granted outside the Plan during 1999 were pre-plan and issued to officers and directors of the Company. Options granted outside the Plan during 2000 were granted to investors in connection with a private placement. The Company is currently reviewing all of its option agreements.

COMC, Inc. and Subsidiary

Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding as of December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Wtd. Avg. Remaining Contractual Life	Wtd.-Avg. Exercise Prices	Number Exercise	Wtd.-Avg. Exercise Prices

$0.01-0.10	3,188,364	5.8 years	$0.08	3,188,364	$0.08
0.11-0.30	175,000	3.0 years	0.30	175,000	0.30
0.31-0.50	55,000	5.9 years	0.50	44,000	0.50
0.51-1.00	203,500	1.3 years	0.98	197,100	0.99

	3,621,864		$0.15	3,604,464	$0.15

12. Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist  principally of cash and cash equivalents, and trade  receivables. The Company places its cash and cash  equivalents with high quality financial institutions  and, by policy, limits the amounts of credit exposure to  any one financial institution.

The Company’s accounts receivable are principally derived from one industry and two customers, which represents a substantial risk.

In 2003, revenue from the Company’s two largest customers accounted for approximately 54%, and 31%, respectively of total revenues. Accounts receivable balances at December 31, 2003 from these two customers represented approximately 47%, and 44%, respectively, of net accounts receivable. No other customer in 2003 accounted for more than 10% of total revenues.

In 2002, revenues from the Company’s two largest customers accounted for approximately 44%, and 35%, respectively, of total revenues. Accounts receivable balances at December 31, 2002 from these customers represented approximately 36%,  and 32%, respectively, of net accounts receivables. No other customer in 2002 accounted for more than 10% of total revenue.

The concentrations of revenues and related receivables as of and for the year ended December 31, 2003 as described above expose the Company to a relatively greater degree of risk of loss than would be the case with greater customer diversification.

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

COMC, Inc. and Subsidiary

Notes to Consolidated Financial Statements

The revenue components of the Recruitment Services segment consist primarily of providing customers with permanent and temporary technical professional recruitment and placement  services to fill their internal staffing needs. The Company is redirecting its business focus away from the recruitment and placement services and is not actively seeking new customers in this area.

Summarized financial information concerning the operating segments in which the Company operated as of December 31, 2003 and 2002, and for each of the years then ended is shown in the following tables:

COMC, Inc. and Subsidiary

Notes to Consolidated Financial Statements

	December 31,
Operating Segments	2003	2002

Revenue:
Data and Voice Services	$11,744,100	$11,627,600
Recruitment Services	144,100	505,200
Corporate	—	—

	$11,888,200	$12,132,800

Income (loss) from operations:
Data and Voice Services	$(413,900)	$(295,500)
Recruitment Services	26,800	(45,000)
Corporate	(342,900)	(1,877,500)

	$(730,000)	$(2,218,000)

Total assets:
Data and Voice Services	$5,037,100	$3,453,800
Recruitment Services	16,200	59,000
Corporate	23,400	11,700

	$5,076,700	$3,524,500

Expenditures for long-lived assets:
Data and Voice Services	$24,100	$16,800
Recruitment Services	—	—
Corporate	—	—

	$24,100	$16,800

Depreciation and amortization:
Data and Voice Services	$256,600	$319,500
Recruitment Services	—	—
Corporate	—	300

	$256,600	$319,800

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

Janice B. Fuellhart, Chairman

Dated: April 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this

Report has been signed below as of March 30, 2004 by the following persons on behalf of Registrant and in the capacities indicated.

/s/ Janice B. Fuellhart

Janice B. Fuellhart, Chairman

/s/ Steven Richman

Steven Richman, Director

/s/ Matt Burns

William M. Burns, Director

/s/ Paul Graf

Paul E. Graf, Director

A-1

EXHIBITS

2.01	Letter Agreement with Complete Communications, Inc. dated as of June 3, 1996.(1)

2.02	Agreement of Merger dated July 19, 1996 between the Company and ICF.(2)

2.03	Agreement and Plan of Merger between COMC, Inc., an Illinois corporation and the Company.(3)

3.01	Certificate of Incorporation.(3)

3.02	By-laws.(3)

10.01	Loan Agreement between COMC and Mr. Burns dated August 10, 1999.(4)

10.02	Loan Agreement between COMC and Mr. Lincoln dated August 10, 1999.(4)

10.03	Stock Purchase Agreement by and among COMC, Mr. Ackerman and Mr. Smith dated August 10, 1999.(4)

10.04	Contributing Agreement by and between COMC and Mr. Ackerman dated August 10, 1999.(4)

10.05	Stock Option Agreement by and between COMC and Mr. Burns dated August 10, 1999.(4)

10.06	Stock Option Agreement by and between COMC and Mr. Lincoln dated August 10, 1999.(4)

10.07	Stock Option Agreement by and between COMC and Mr. Smith dated August 10, 1999.(4)

10.08	Stock Option Agreement by and between COMC and Gramercy dated August 10, 1999.(4)

10.09	Registration Rights Agreement by and between COMC, Messrs. Burns, Lincoln and Smith dated August 10, 1999.(4)

10.10	Form of Stock Purchase Agreement between COMC and Investors

10.11	Form of Registration Rights Agreement between COMC and Investors

10.12	Form of Amendment to William M. Burns Loan and employment agreement with COMC

10.13	Form of Amendment to Christopher R. Smith employment agreement with COMC

16.01	Letter dated February 23, 2000 from Hollander, Lermer and Co. LLP to the office of the Chief Accountant, Division of Corporation Finance.(6)

16.02	Letter dated February 21, 2000 from Deloitte and Touche LLP to the Commission.(6)

(1)	Incorporated herein by reference to the Company’s Information Statement dated September 15, 1996

(2)	Incorporated herein by reference to the Company’s Form 8-K filed August 31, 1998.

A-2

(3)	Incorporated herein by reference to the Company’s definitive proxy statement for the 2000 Annual Meeting of Stockholders, filed with the Commission on October 23, 2000, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”).

(4)	Incorporated herein by reference to the Current Report on Form 8-K dated October 15, 1999.

(5)	Incorporated herein by reference to the Company’s 10-QSB, filed with the Commission on May 16, 2000.

(6)	Incorporated herein by reference to the Current Report on Form 8-K dated February 25, 2000.

A-3

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