Form 10QSB
period 2004-03-31
COMC INC
filed 2004-05-17
CIK 754568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
.

Commission File Number 0-16472

COMC, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4628378 (I.R.S. Employer Identification No.)

4030 Pike Lane, Suite C
Concord, California 94520
(Address of principal executive offices) (Zip Code)

(925) 849-1400
Registrant’s telephone number, including area code:

Check whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter Period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days:  Yes ☒ No ☐

As of May 17, 2004 a total of 30,520,328 shares of COMC's common stock were issued; 26,719,091 shares of COMC's common stock were outstanding, and 3,801,237 shares of COMC's common stock are held in treasury.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

COMC Inc., and Subsidiary

INDEX

Form 10QSB

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

COMC, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Current:
Cash and cash equivalents	$263,200	$384,300
Accounts receivable, less allowance for doubtful
accounts of $53,300 and $58,300, respectively	2,190,200	3,143,200
Work in process, unbilled	1,038,700	787,100
Inventories	374,500	117,600
Prepaid expenses and other current assets	286,400	104,500

Total Current Assets	4,153,000	4,536,700
Property and Equipment, net	437,300	491,500
Other Assets	50,600	48,500

Total Assets	4,640,900	$5,076,700

Liabilities, Convertible Redeemable Preferred Stock and
Shareholders’ Deficiency
Current Liabilities:
Bank borrowings	1,246,000	$1,707,700

Accounts payable	1,479,400	1,336,100

Accrued expenses	749,200	753,600

Current portion of capital lease obligations	29,600	29,000

Customer deposits	48,400	218,800

Accrued interest due related party	19,000	5,200

Total Current Liabilities	3,571,600	4,050,400

Capital Lease Obligations, net of current portion	47,800	55,500

Fair Value of Put Warrant	80,000	120,000
Related Party Notes Payable	727,600	565,200

Convertible Redeemable Preferred Stock:

Series A, $.01 par value; 2,000,000 shares authorized;
1,205,216.33 and 1,205,216,33 shares issued and outstanding,
respectively	362,500	358,100
Series B, $.01 par value; 4,000,000 shares authorized; 1,555,556
and 1,555,556 shares issued and outstanding, respectively	566,300	562,100

Total Liabilities	5,355,800	5,711,300

Commitments and Contingencies (Notes 3, 4, and 6)

Shareholders’ Deficiency :

Common stock, $.01 par value; 40,000,000 shares authorized;
30,520,328 and 30,510,328 shares issued; 26,719,091 and
26,709,091 shares outstanding, respectively	305,200	305,100
Additional paid-in capital	16,877,500	16,874,100
Accumulated deficit	(15,645,300)	(15,561,500)

Treasury stock at cost: 3,801,237and 3,801,237 shares,
respectively	(2,252,300)	(2,252,300)

Total Shareholders’ Deficiency	(714,900)	(634,600)

	4,640,900	$5,076,700

See accompanying notes to condensed consolidated financial statements

 COMC, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
Three Months Ended March 31,

	2004	2003

	(unaudited)	(unaudited)

Revenues:	$3,380,500	$2,547,800

Cost of Revenues:	1,961,700	1,674,200

Gross Profit	1,418,800	873,600

Operating Expenses:
Selling General and Administrative	1,355,300	1,112,100
Depreciation and Amortization	60,500	67,800

	1,415,800	1,179,900

Income (Loss) from Operations	3,000	(306,300)

Other Income (Expense):
Interest expense	(99,800)	(43,400)
Interest expense, related party	(16,700)	(2,500)
Financing fees and charges	40,000	—

Total Other Income (Expense)	(76,500)	(45,900)

Loss Before Provision for Income
Taxes	(73,500)	(352,200)
Income Tax Provision (Benefit)	1,600	—

Net Loss	(75,100)	(352,200)

Preferred Stock Dividend	(8,700)	(200)

Net Loss Attributable to Common
Shareholders	$(83,800)	$(352,400)

Basic and Diluted Loss per Common
Share	$(0.00)	$(0.01)

Basic and Diluted Weighted-Average Common Shares Outstanding	26,717,992	24,211,495

See accompanying notes to condensed consolidated financial statements

COMC, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2004 (unaudited)	2003 (unaudited)
Cash Flows From Operating Activities:
Net Loss	$(75,100)	$(352,200)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	60,500	67,800
Change in Fair Value of Put Warrants	(40,000)	—
Provision for doubtful accounts	(5,000)	—
Issuance of common stock for services	17,700	56,700
Issuance of common stock in exchange for stock options	—	4,300
Issuance of convertible redeemable Series A preferred
stock for expenses	—	16,000

Changes in operating assets and liabilities:
Accounts Receivable and Work In Process Unbilled	706,400	(46,400)
Inventories	(256,900)	21,300
Prepaid expenses and other current assets	(196,100)	(260,400)
Accounts payable	143,300	45,800
Accrued expenses	(4,500)	(3,800)
Accrued interest related party	13,800	800
Customer deposits	(170,400)	(375,400)

Net Cash Provided By (Used In) Operating Activities:	193,700	(825,500)

Cash Flows From Investing Activities:
Deposits and Other assets	(2,100)	19,000
Purchase of property and equipment	(6,300)	(20,000)

Net Cash Used In Investing Activities	(8,400)	(1,000)

Cash Flows From Financing Activities
Loans from Shareholders	162,400	—
Sale of Series A convertible redeemable preferred stock	—	312,500
Advances from bank loans	3,494,400	3,783,100
Repayments on bank loans	(3,956,100)	(2,941,000)
Repayment on Related Party Subordinate Notes Payable	—	(25,000)
Payments on capital lease obligations	(7,100)	(10,500)

Net Cash (Used In) Provided By Financing Activities	(306,400)	1,119,100

Net (Decrease) Increase in Cash and Cash Equivalents	(121,100)	292,600
Cash and Cash Equivalents, beginning of period	384,300	29,400

Cash and Cash Equivalents, end of period	$263,200	$322,000

Cash Paid For:
Interest	$116,500	$45,100
Income taxes	$—	$—
Non Cash Financing Activities:
Accrued dividend for Series A and B convertible
redeemable Preferred stock	$8,700	$200

See accompanying notes to condensed consolidated financial statements.

COMC Inc., and Subsidiary
 Notes to Condensed Consolidated Financial Statements

1.   Summary of Accounting Policies

The Company

COMC, Inc. and Subsidiary (the “Company”) is a technology service company in the telecommunications industry with a regional service coverage area. The Company designs, implements, supports, and manages LAN/WAN computer network systems, voice communication network systems, and premise wiring for both data and voice. In addition, the Company provides customers with permanent and temporary technical professional recruitment and placement services. Since 2003, the Company is redirecting its business focus away from the recruitment and placement services and is not actively seeking new customers in this area.

Basis of Presentation

The interim consolidated financial statements presented have been prepared by COMC, Inc. (the “Company”) without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature (except as discussed below) necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2004 and 2003, (b) the Company’s financial position at March 31, 2004 and (c) the cash flows for the three months ended March 31, 2004 and 2003. Interim results are not necessarily indicative of results for a full year.  During the quarter ended March 31, 2004, the Company recognized approximately $198,000 of revenue related to the final close out of certain jobs that were completed in prior years. The $198,000 was previously included in the caption Customer Deposits in the Company's consolidated balance sheet.

The Company’s condensed consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. See Note 2 Future Prospects.

The consolidated balance sheet presented as of December 31, 2003 has been derived from the consolidated financial statements that have been audited by the Company’s independent public accountants. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company’s 2003 Annual Report on Form 10-KSB filed on April 14, 2004.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ICF Communication Solutions, Inc. (ICF). All significant intercompany accounts and transactions have been eliminated.

On August 17, 1998, the Company consummated the acquisition of ICF Communication Systems, Inc. (ICF). Under the terms of the Agreement and Plan of Merger dated July 24, 1998, ICF merged with and into a wholly owned subsidiary of the Company that had been especially organized for purposes of this transaction (the Merger). In connection with the Merger, ICF’s name was changed to ICF Communication Solutions, Inc. In consideration for the Merger, the two principals of ICF received an aggregate payment valued at approximately $14,000,000, as follows: $1,500,000 in cash at the closing of the transaction; $3,500,000 in promissory notes of which $162,500 remain outstanding as of and 6,493,506 shares of the Company’s common stock valued at $9,000,000 or $1.386 per share. The Company agreed to use its best efforts to register the shares of common stock issued in connection with the Merger.

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

Advertising Costs

The cost of advertising is expensed as incurred. Advertising costs for the three months ended March 31, 2004 and 2003, were approximately $1,700 and $1,900, respectively.

Income Taxes

Income taxes are calculated using the liability method of accounting for income taxes specified by Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statements and income tax bases of assets, liabilities and carryforwards using enacted tax rates. Valuation allowances are established when necessary, to reduce deferred tax assets to the amount expected to be realized. Realization is dependent upon future pre-tax earnings, the reversal of temporary differences between book and tax income, and the expected tax rates in effect in future periods.

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

As of March 31, 2004 and December 31, 2003, the fair values of the Company’s financial instruments approximate their historical carrying amounts.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation”, encourages entities to recognize compensation costs for stock-based employee compensation plans using the fair value-based method of accounting defined in SFAS No. 123, but allows for the continued use of the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company continues to use the accounting prescribed by APB Opinion No. 25 and as such is required to disclose pro forma net income and earnings per share as if the fair value-based method of accounting had been applied. For stock options and certain warrants issued to nonemployees, the Company applies SFAS No. 123, using the Black-Scholes option-pricing model.

COMC Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements

SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income (loss) and earnings (loss) per share as if compensation cost for the Company’s stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No.123. There were no options granted in the first quarter of 2004 and in 2003. Under the accounting provision of SFAS No. 123, the Company’s proforma net loss and the basic and diluted net loss per common share would have been adjusted to the proforma amounts below.

For the Three Months Ended March 31,

	2004	2003

Net Loss Attributable to Common Shareholders:
As Reported	$(83,800)	$(352,400)
Add: Stock-based employees compensation
expense included in net loss, net of related tax effects	—	—
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards, net of related tax effects	(700)	(10,000)

Pro forma	$(84,500)	$(362,400)

Basic and Diluted loss per share:
As reported	$(0.00)	$(0.01)
Pro forma	$(0.00)	$(0.01)

Earnings Per Share

The Company applies the provisions of SFAS No. 128, “Earnings Per Share”. SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earning of an entity. Anti-dilution provisions of SFAS No. 128 require consistency between diluted per-common-share amounts and basic per-common-share amounts in loss periods. Had the Company recognized net income in the first quarter of 2004, incremental shares attributable to the assumed exercise of 3,446,141 outstanding options and warrants would have increased diluted shares outstanding by 2,299,187 shares. Options to purchase 433,500 shares of common stock at prices between $0.30 per share and $1.00 per share were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.

The previous CEO of the Company had options on 2,463,896 shares of common stock and due to past actions, the Company feels, based on preliminary legal opinions, that it has grounds for voiding these options.

As of March 31, 2004 the Series A and B convertible redeemable preferred stock outstanding could be converted into an aggregate of 43,163,283 shares of common stock, subject to limitations on conversion to the extent shares are not available on conversion as set forth in the Preferred Stock Purchase Agreements.

During the quarter ended March 31, 2004, there were no conversions of any Series A and B convertible redeemable preferred stock into common stock.

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

In November 2003, the EITF issued EITF No. 03-6 “Participating Securities and the Two-Class Method under FASB Statement No. 128”, which provides for a two-class method of calculating earnings per share computations that relate to certain securities that would be considered to be participating in conjunction with certain common stock rights. This guidance would be applicable to the Company starting with the third quarter beginning July 1, 2004. The Company is currently evaluating the potential impact of this pronouncement on its financial statements.

2. Future Prospects

The Company had an operating profit and incurred a net loss in the first quarter of 2004 after incurring operating and net losses in 2003 and 2002, and has a capital deficiency at December 31, 2003 and March 31, 2004. The Company has limited additional financing available under its current accounts receivable financing facility in order to fund any additional cash required for its operations or otherwise. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management has during 2004 and 2003 taken steps to improve the situation, including the replacement of the Comerica line of credit with a new financing arrangement with Pacific Business Funding, a division of Greater Bay Bancorp, and further cuts in overhead costs, the closing of the Company’s Birmingham facility, the downsizing of the Company’s Houston and Phoenix operations, and changes in the Company’s management.

Any temporary lack of available financing could have a materially unfavorable effect on the Company’s financial position. The Company’s long-term prospects are dependent upon a return to profitability and/or the ability to raise additional capital as necessary to finance operations. The accompanhying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

As the puttable warrant may require cash settlement, the Company has classified the instrument as a liability in accordance with SFAS No. 150. As of March 31, 2004, the fair value of the warrant was estimated to $80,000 and, consequently, in the first quarter of 2004 the Company has in the accompanying consolidated statements of operations, under the caption Financing Fees and Charges, recognized $40,000 in non-cash income. At March 31, 2004, the Company estimated the fair value of the warrant by using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 148%; risk free interest rate of 4.29%; and the remaining contractual life of the warrant.

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

In the first quarter of 2004, the Company’s largest supplier, increased the Company’s line of credit to $500,000 and has a second lien on all of the Company’s assets.

Debt Financing

From 1998 through 2002, the Company acquired twelve vehicles for a total purchase price of $216,000 under capital lease arrangements with the vehicles as security. The loans bear interest at rates ranging from 0.9% to 9.7%.

As of March 31, 2004, the annual maturities of the debt financing discussed above for years ending December 31, are as follows:

Years Ending December 31,

2004 (nine months)	$21,900
2005	31,700
2006	18,900

2007	4,900
2008	—

$77,400

4.   Commitments and Contingencies

Operating Leases

The Company leases certain offices under operating leases expiring on various dates through 2007. As of March 31, 2004, the minimum future rental commitments under non-cancelable operating leases payable over the remaining terms of the operating leases are:

Years Ending December 31,

2004 (nine months)	$233,600
2005	189,600

2006	83,400
2007	78,500
2008	—

$585,100

Rent expense during the three months ended March 31, 2004 was, net of sublease income, $55,600.

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

September 10 and October 31, 2003, the Company filed two separate lawsuits in Contra Costa County Superior Court, California, Case Numbers C03-02246 and C03-02803, against several former employees of the Company, namely, Charles E. Lincoln, Paul Carpenter, Steven Johnson, Jeffrey Clark, Lynn Thompson, Michael Gurasich, Charles Rago, and Ronalee Haggard, and their related business entities, Comlectric, Information Technology Squared, and All Business Communications, for misappropriation of trade secrets, breach of contract, and various business torts. These cases are currently in discovery and trial dates have been set for November 8, 2004 (Case No. CO3-02803) and February 14, 2005 (Case No. CO3-02246). In Case Number C03-002246, a preliminary injunction was granted by the court against the defendants. The Company is currently in preliminary discussions regarding possible settlements with several of these matters; however, there are no assurances that the Company can reach a settlement.

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

Employment Agreements

In 2001, the Company amended the employment agreement with its current Chief Operating Officer (“COO”). The term of the employment agreement is the earlier of the due date of the Subordinated Note, repayment in full, or the sale or transfer of the note by the COO. The COO’s salary was raised from an annual salary of $135,000 to $150,000 effective January 1, 2004; however, his employment agreement was not changed. See Note 5.

The Company’s current Chairman and Chief Executive Officer (“CEO”) is an “At Will” employee at an annual salary of $135,000. The Company started paying the CEO her annual salary in September 2003, and had, as of December 31, 2003 accrued $56,300 in salary for the period April through August 2003. The CEO’s salary was increased effective January 1, 2004 to an annual salary of $150,000. As of April 30, 2004, $45,000 of the December 31, 2003 accrued salary has been paid.

COMC Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements

5. Transactions with Related Parties

In December 2002, subordinated related party notes in the principal amount of $250,000, originally issued as part of the Merger discussed in Note 1, were modified by which the interest rate on the remaining $250,000 principal balance was reduced from 8% to 4%, and the due date on the notes were changed so that $25,000 became due by March 31, 2003 and the balance of $225,000 became due on January 30, 2004. In March 2003, the Company paid down $25,000 of the notes. In June 2003, 250,000 shares of convertible redeemable Series B preferred stock was issued in exchange for $62,500 of Related Party Note Payable. In December 2003, the balance of the Note in the principal amount of $162,500 was extended to January 2005 and the interest rate was raised to 6% per annum effective January 1, 2004.

In the first quarter ended March 31, 2004, interest expense associated with the above notes aggregated $2,400.

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

In the fourth quarter of 2003, certain Series A and B Convertible Redeemable Preferred shareholders lent ICF, $208,900 at 18% interest, convertible into common stock of the Company at $.08 per share of common stock, at the Noteholder’s option. Interest is payable on the due date of January 2, 2005 with interest also convertible into common stock on the same basis as the principal. Interest expense associated with the above Loans from shareholders was accrued and aggregated $4,700 during the fiscal year ended December 31, 2003. As the fair value of the Company’s stock in November and December exceeded the conversion price, the Company recognized a deemed non-cash charge of $193,800 resulting from the imputed beneficial conversion discount in 2003. Interest expense associated with these Loans from shareholders was accrued and aggregated $9,400 during the quarter ended March 31, 2004. At March 31, 2004, the principal amount of $208,900 and accrued interest are convertible into 2,787,356 chares of common stock.

In the quarter ended March 31, 2004, certain Series A and B Convertible Redeemable Preferred shareholders lent ICF, $162,400 at 24% interest per annum. Interest is payable on the due date of January 2, 2005. Interest expense associated with these Loans from shareholders was accrued and aggregated $4,900 during the quarter ended March 31, 2004.

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

Accrued dividends for the quarter ended March 31, 2004 on Series A and B Convertible Redeemable Preferred Stock were $4,500 and $4,200, respectively. Accrued dividends as of December 31, 2003 on Series A and B Convertible Redeemable Preferred Stock were $13,400 and $9,200, respectively. During the quarter ended March 31, 2004, there were no conversions of any Series A and B convertible redeemable preferred stock into common stock.

The rights, preferences and privileges of the Series A and B Preferred stockholders are as follows:

Series A	Series B

Term	Term

The Series A Preferred Stock have a term of five years from the date of issuance. Redeemable in March 2008.	The Series B Preferred Stock have a term of four years and nine months from the date of issuance. Redeemable in March 2008.

Dividends	Dividends

The holders of Series A Preferred Stock are entitled toreceive a 5% cumulative dividend, payable in stock. The Series A Preferred stockholders are entitled to receive a minimum of two-year dividends regardless if they are forced to convert or voluntarily convert.	The holders of Series B Preferred Stock are entitled to receive a 5% cumulative dividend, payable in stock. The Series B Preferred stockholders are entitled to receive a minimum of two-year dividends regardless if they are forced to convert or voluntarily convert.

As of March 31, 2004 accrued dividends on the Series A Preferred Stock amounted to $17,900.	As of March 31, 2004 accrued dividends on the Series B Preferred Stock amounted to $13,400.

Liquidation Preference	Liquidation Preference

In the event the Company is liquidated or sold, the Series A Preferred stockholders will be entitled to receive the par value of their shares plus any accumulated dividends prior to any distribution to the holders of common stock. Pari passu with Series B.	In the event the Company is liquidated or sold, the Series BPreferred stockholders will be entitled to receive the par value of their shares plus any accumulated dividends prior to any distribution to the holders of common stock. Pari passu with Series A.

Voting Rights	Voting Rights

Each share of Series A Preferred Stock shall have the equivalent voting rights of 20 shares of common stock.	Each share of Series B Preferred Stock shall have the equivalent voting rights of 20 shares of common stock.

Conversion	Conversion

The Series A Preferred stockholders have the right, at any time, to convert their shares into common stock. Each share of Series A Preferred Stock is convertible into 10 shares of common stock.	The Series B Preferred stockholders have the right, at anytime, to convert their shares into common stock. Each share of Series B Preferred Stock is convertible into 20 shares of common stock. redeemed.

Redemption	Redemption

The Series A Preferred stockholders have the right to demand the Company to redeem the Series A Preferred Stock five years after the date of issuance. After a two-year period, the Company has the right, at any time, without penalty, to redeem the Series A Preferred Stock. If the Company exercises its right, the Series A Preferred stockholders will have 10 business days to make a decision to either convert their Series A Preferred Stock into common stock or have their shares redeemed.	The Series B Preferred stockholders have the right to demand the Company to redeem the Series B Preferr ed Stock four years and nine months after the date of issuance. After a two-year period, the Company has the right, at any time, without penalty, to redeem the Series B Preferred Stock. If the Company exercises its right, the Series B Preferred stockholders will have 10 business days to make a decision to either convert their Series B Preferred Stock into common stock or have their shares

As of March 31, 2004, Series A and B Preferred Stock would be convertible into 12,052,163 and 31,111,120, respectively, shares of common stock, subject to limitations on conversion to the extent shares are not available on conversion as set forth in the Preferred Stock Purchase Agreements.

COMC Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements

7. Shareholders’ Common Stock Equity

In March 2003, the Company issued 2,100,000 shares of common stock for services to the Chairman, President and CEO of the Company, and 735,000 shares of common stock to a financial advisor for services rendered in connection with assistance in financial restructuring provided in the quarter ended March 31, 2003 and additional services to be provided over the next year. These shares have certain service milestones that provide for a clawback of shares if services are terminated. Of these shares, 708,750 vested immediately with a remaining balance of 2,126,250, of which 50% vested on October 1, 2003 and 50% vested on March 31, 2004, respectively. The 2,835,000 shares were valued at $.02 per share, or $56,700. See Note 5.

In December 2003, four employees received a stock award of, in total, 50,000 share of common stock valued at $22,500. 25,000 of these shares vested in December 2003 and the remaining 25,000 shares vest in December 2004. As of December 31, 2003 the Company had recognized an expense of $11,200 associated with these shares.

In January 2004, an additional 10,000 shares of common stock was awarded to an employee valued at $3,500.

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

In the first three months of 2004, revenues from the Company’s two largest customers accounted for approximately 60%, and 18%, respectively, of total revenues. Accounts receivable balances at March 31, 2004 from these two customers represented approximately 65% and 18%, respectively, of net accounts receivable. In the first three months of 2003, revenues from the Company’s two largest customers accounted for approximately 41%, and 39%, respectively, of total revenues. No other customer accounted for more than 10% of total revenue in the three months ended March 31, 2004 and 2003, respectively.

The concentrations of revenues and related receivables as of and for the three months ended March 31, 2004 as described above expose the Company to a relatively greater degree of risk of loss than would be the case with greater customer diversification.

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

Recent Events

In the first half of 2003, there was a downturn in the telecommunications market generally and reduced orders from our two key customers have affected the Company’s operations resulting in lower sales levels and recurring losses. In the second half of 2003 and the first quarter of 2004, there has been a slight upturn in business.

The Company had an operating profit and incurred a net loss in the first quarter of 2004 and incurred operating and net losses in 2003 and 2002, and has a capital deficiency at December 31, 2003 and March 31, 2004. The Company has limited additional financing available under its current accounts receivable financing facility in order to fund any additional cash required for its operations or otherwise. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management has during 2004 and 2003 taken steps to improve the situation, including the replacement of the Comerica line of credit with a new financing arrangement with the Pacific Business Funding, a division of Greater Bay Bancorp, and further cuts in overhead costs, the closing of the Company’s Birmingham facility, the downsizing of the Company’s Houston and Phoenix operations, and changes in the Company’s management. Management is currently discussing with Pacific Business Funding an additional increase in the line of credit to a maximum commitment of $2,500,000. There are no assurances that the Company will be successful.

In the fourth quarter of 2003, certain Series A and B shareholders lent ICF, our operating subsidiary, $208,900 at 18% interest, convertible into common stock of the Company at $.08 per share, at the Noteholder’s option. Interest is payable on the due date of January 2, 2005 with interest also convertible into common stock on the same basis as the principal. Interest expense associated with the above loan from shareholders was accrued and aggregated $4,700 during the fiscal year ended December 31, 2003. As the fair value of our stock in November and December 2003 exceeded the conversion price, we recognized a deemed non cash charge of $193,800 resulting from the imputed beneficial conversion discount in 2003. Interest expense associated with these Loans from shareholders was accrued and aggregated $9,400 during the quarter ended March 31, 2004. At March 31, 2004, the principal amount of $208,900 and accrued interest are convertible into 2,787,356 chares of common stock.

In the quarter ended March 31, 2004, certain Series A and B Convertible Redeemable Preferred shareholders lent ICF, $162,400 at 24% interest per annum. Interest is payable on the due date of January 2, 2005. Interest expense associated with these Loans from shareholders was accrued and aggregated $4,900 during the quarter ended March 31, 2004.

The Company is beginning to make efforts to find an additional equity investor which, if found, will provide capital for growth. At the present time there are no serious talks taking place with any investors. On April 29, 2004, we entered into an agreement with Ladenburg, Thalmann & Company, covering a 120-day period and a fee advance of $25,000, to help in finding additional capital or a merger partner for the Company

Any temporary lack of available financing could have a materially unfavorable effect on the Company’s financial position.

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

Since our revenues and accounts receivable are concentrated in Bank of America and Wells Fargo, a significant change in the liquidity or financial position of either of these customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. A loss of either one could have a material effect on our business. From time to time we may experience delays in the collection of our accounts receivable from our major customers, which could result in a cash flow problem and effect the viability of the business.

Deferred Tax Assets. We evaluate our deferred tax assets for potential recoverability. We have established a valuation allowance on our deferred tax asset to the extent that we determine that it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income

Results of Operations – Quarter Ended March 31, 2004

Revenues were $3,380,500 and $2,547,800 for the three months ended March 31, 2004 and 2003, respectively, representing an increase of 32.7%. Included in our revenues were $24,400 and $16,600 of recruitment service revenues for the three months ended March 31, 2004 and 2003, respectively. The increase in revenues in the three months ended March 31, 2004 from the three months ended March 31, 2003 was due primarily to a 32.6% increase in Data and Voice Services revenue for the period. Further, during the quarter ended March 31, 2004, the Company recognized approximately $198,000 of revenue relating to the final close out of certain jobs that were completed in prior years. The $198,000 was previously included in the caption Customer Deposits in the Company’s consolidated balance sheet. Compared with revenue of $3,827,900 generated in the quarter ended December 31, 2003, our first quarter revenue decreased 11.7%. Data and Voice Services continued to show the effects of a decline in project work relating to one of our larger existing clients. Since 2003, we are not actively seeking new business in our Recruitment Services Division.

Cost of revenues was $1,916,700 and $1,674,200 for the three months ended March 31, 2004 and 2003 respectively, representing an increase of 14.5%. Our Gross profit for the comparable periods was $1,418,800 and $873,600, respectively, representing an increase of 62.4%. Included in our Gross Profits were $6,100 and $3,200 of recruitment service gross profit for the three months ended March 31, 2004 and 2003, respectively. Gross profit and margin for Data and Voice Services was $1,412,700 and 42.1%, respectively, for the three months ended March 31, 2004 as compared with $870,400 and 30.4%, respectively, for the three months ended March 31, 2003. The increase in margin was mainly due to less use of more expensive subcontracted labor. Gross profit and margin for Recruitment Services were $6,100 and 25.0%, respectively for the three months ended March 31, 2004 as compared with $3,200 and 19.3%, respectively for the three months ended March 31, 2003. The increase in margin was due to an improved margin on recruitment services as compared to the prior period, which had a lower contribution margin.

Selling, general and administrative (“SG&A”) expenses increased 21.9% to $1,355,300 for the three months ended March 31, 2004 from $1,112,100 for the three months ended March 31, 2003. This also compares with $1,250,100 of similar expense in the previous quarter ended December 31, 2003. The increase in year over year comparable quarters was due to increased legal costs.

Also included in our SG&A expenses are our holding company expenses, which increased by $7,400 to $115,600 for the three months ended March 31, 2004 from $108,200 for the three months ended March 31, 2003. Our prior quarter holding company expenses were $67,000 for the period ended December 31, 2003. The increase from the previous quarter was due to increased filing and legal fees incurred in the quarter.

Depreciation and amortization expenses were $60,500 and $67,800 for the three months ended March 31, 2004 and 2003, respectively. This decrease was due to minimal purchases of field service and office equipment. We expect that depreciation will continue to decrease in dollar terms as a result of a reduction in investments in capital equipment required to support the business.

We had an income from operations of $3,000 for the three months ended March 31, 2004 compared to a loss of $306,300 for the three months ended March 31, 2003.

Interest expense for our bank borrowings and capital lease financing increased to $99,800 for the three months ended March 31, 2004 from $43,400 for the three months ended March 31, 2003 due to increased utilization on our line of credit borrowings plus higher interest rates. The Company recognized non-cash income of $40,000 in the three months ended March 31, 2004. This represents a valuation adjustment as of March 31, 2004 of the warrant to purchase 277,777 shares of our common stock, issued to Pacific Business Funding in October 2003 in connection with an increase in our financing facility. This warrant has a ten-year term with a exercise price of $.09 per share of common stock and a $25,000 put provision. Interest expense - related party, which includes interest accrued on loans from certain Serie A and B Preferred Shareholders of the Company, increased from $2,500 in the three month period ended March 31, 2003 to $16,700 in the three months ended March 31,2004 due to increased borrowing.

During the three months ended March 31, 2004 and 2003, the Company provided a 100% valuation allowance in our deferred tax assets as we are unable to conclude that it is more likely than not that such deferred tax assets will be realized.

During the three month period ended March 31, 2004 and March 31, 2003, we accrued a state tax provision of $1,600 and $0, respectively.

Net Loss Attributable to Common Shareholders was $83,800 or $0.00 per share for the three month period ended March 31, 2004 after providing for a preferred stock dividend accrual of $8,700 for the three month period then ended. This compares to a Net Loss Attributable to Common Shareholders of $352,400 or $0.01 per share for the three month period ended March 31, 2003.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $263,200 at March 31, 2004 compared to $384,300 at December 31, 2003. The decrease was mainly attributable to increased working capital requirements to fund operating activities and decrease in bank borrowings.

Cash Flows From Operating Activities. For the three months ended March 31, 2004, cash provided by operating activities was $193,700.

Accounts receivable and work in process unbilled decreased by $706,400 due to increased collections offset by a decline in billings from the previous quarter. Inventories increased by $256,900 in the quarter ended March 31, 2004 due to increased inventory purchases.  Prepaid expenses and other current assets increased in the quarter ended March 31, 2004 by $196,100 due primarily to increased prepaid insurance premiums.  Net increase in payables and accruals amounted to $152,600 primarily due to an increase in accrued payroll for executive salaries and account payables.

Cash Flows From Investing Activities. There were no significant investing activities during the three months ended March 31, 2004.

Cash Flows From Financing Activities. Net cash used in financing activities during the three months ended March 31, 2004 was $306,400. The cash generated arose from $162,400 of proceeds from shareholder loans offset by a decrease in bank borrowings in the amount of $461,700 and by $7,100 of debt repayment on capital lease obligations.

Our long-term liabilities include $727,600 in Related Party Notes Payable.

Our net working capital at March 31, 2004 was a positive $581,400, an increase of $95,100 from December 31, 2003.

The Company had an operating profit and incurred a net loss in the first quarter of 2004 and incurred operating and net losses in 2003 and 2002, and has a capital deficiency at December 31, 2003 and March 31, 2004. The Company has limited additional financing available under its current accounts receivable financing facility in order to fund any additional cash required for its operations or otherwise. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to the foregoing uncertainty are described below.

Management has during 2002, 2003 and up to the date of this report taken steps to improve the situation, including the $500,000 (plus $30,500 in accrued interest) conversion of a shareholder note to equity, treated as a capital contribution, the replacement of the Comerica line of credit with a new financing arrangement with the Pacific Business Funding, a division of Greater Bay Bancorp, and further cuts in overhead costs, the closing of the Company’s Birmingham facility, the downsizing of the Company’s Houston and Phoenix operations, and changes in the Company’s management.

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

In the future, the Company plans to file for an increase in the number of authorized shares of common stock. As of March 31, 2004, Series A and B Preferred Stock would be convertible into 12,052,163 and 31,111,120, shares of common stock, respectively. Conversion is subject to limitations to the extent shares are not available for conversion as set forth in the Preferred Stock Purchase Agreements before any issuance of common stock pursuant to any outstanding option or warrant exercise. During the quarter ended March 31, 2004, there were no conversions of any Series A and B convertible redeemable preferred stock into common stock.

In the fourth quarter of 2003, certain Series A and B shareholders lent ICF, our operating subsidiary, $208,900 at 18% interest, convertible into common stock of the Company at $.08 per share, at the Noteholder’s option. Interest is payable on the due date of January 2, 2005 with interest also convertible into common stock on the same basis as the principal. As the fair value of our stock in November and December 2003 exceeded the conversion price, we recognized a deemed non cash charge of 193,800 resulting from the imputed beneficial conversion discount. At March 31, 2004, the principal amount of $208,900 and accrued interest of $14,100 are convertible into 2,787,356 shares of common stock.

In the quarter ended March 31, 2004, certain Series A and B Convertible Redeemable Preferred shareholders lent ICF, $162,400 at 24% interest. Interest is payable on the due date of January 2, 2005. Interest expense associated with these Loans from shareholders was accrued and aggregated $4,900 during the quarter ended March 31, 2004.

In February 2003, we entered into a one-year accounts receivable financing facility with Pacific Business Funding, a division of Cupertino National Bank, which is part of Greater Bay Bancorp, to replace our facility with Comerica. The Agreement with Greater Bay Bancorp provides, among its terms, a $1,000,000 financing facility with a borrowing formula of 80% of eligible receivables, collateralized with a first lien on all assets. The finance fees on this Greater Bay Bancorp facility are 1.5% per month (18% annual rate) on average daily cash balances with an additional administrative fee and an annual commitment fee. There are no financial covenants under this facility. On October 10, 2003, the maximum commitment under this financing facility was increased to $1,500,000. In connection with this increase, we executed a warrant agreement with Pacific Business Funding for 277,777 shares of our common stock at an exercise price of $0.09 per share and an expiration date of October 14, 2013. The warrant also provides Pacific Business Funding a $25,000 put in lieu of exercising the warrant. The warrant is marked-to-market on the financial statements, which resulted in us recording an expense of $120,000 in fiscal year ended December 31, 2003. We recorded non-cash income of $40,000 to reflect the mark to market reduction in the estimated fair value of the warrant for the quarter ended March 31, 2004. The fair value of the put warrant at March 31, 2004 was $80,000.

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

During the first quarter of 2004, we entered into an agreement with our largest vendor in connection with an increase in our line of credit for material purchases to provide this vendor a second lien on all of the our assets.

In December 2002, the terms of the remaining subordinated notes in the principal amount of $750,000 were modified by which a) $500,000 of principal and $30,500 of accrued interest were converted to equity in exchange for 1,785,000 shares of the Company’s common stock, b) the interest rate on the remaining $250,000 principal balance was reduced from 8% to 4% and c) the due date on the notes were changed so that $25,000 became due by March 31, 2003 and the balance of $225,000 became due on January 30, 2004 . In March 2003, the Company paid down $25,000 of the notes. In June 2003, 250,000 shares of convertible redeemable Series B preferred stock was issued in exchange for $62,500 of Related Party Note Payable. In December 2003, the remaining $162,500 principal balance due under the Note was extended to January 2005 and the interest rate was raised to 6% per annum effective January 1, 2004.

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

The following table discloses our contractual commitments (excluding bank loans under our bank line of credit), as of March 31, 2004, relating to lease obligations and long-term debt and redeemable preferred stock for future periods (See footnotes 3, 4, 5 and 6):

Years ended December 31,	Operating Leases	Capital Leases	Related Party Notes Payable	Redeemable Preferred Stock	Year ending December 31,

2004
(nine months)	$233,600	$21,900	$—	$—	$255,500

2005	189,600	31,700	727,600	—	948,900

2006	83,400	18,900	—	—	102,300

2007	78,500	4,900	—	—	83,400

2008	—	—	—	928,800	928,800

	$585,100	$77,400	$727,600	$928,800	$2,318,900

Item 3. Controls and Procedures

(a)       Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls an procedures are effective. (b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

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

September 10 and October 31, 2003, the Company filed two separate lawsuits in Contra Costa County Superior Court, California, Case Numbers C03-02246 and C03-02803, against several former employees of the Company, namely, Charles E. Lincoln, Paul Carpenter, Steven Johnson, Jeffrey Clark, Lynn Thompson, Michael Gurasich, Charles Rago, and Ronalee Haggard, and their related business entities, Comlectric, Information Technology Squared, and All Business Communications, for misappropriation of trade secrets, breach of contract, and various business torts. These cases are currently in discovery and trial dates have been set for November 8, 2004 (Case No. CO3-02803) and February 14, 2005 (Case No. CO3-02246). In Case Number C03-002246, a preliminary injunction was granted by the court against the defendants. We are currently in preliminary discussions regarding possible settlements with several of these matters; however, there are no assurances that we can reach a settlement.

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

In the future, the Company plans to file for an increase in the number of authorized shares of common stock. As of December 31, 2003, Series A and B Preferred Stock would be convertible into 12,052,163 and 31,111,120 shares of common stock, respectively. Conversion is subject to limitations to the extent shares are not available for conversion as set forth in the Preferred Stock Purchase Agreements before any issuance of common stock pursuant to any outstanding option or warrant exercise. During the quarter ended March 31, 2004, there were no conversions of any Series A and B convertible redeemable preferred stock into common stock.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5. Other Information

In April of 2003, Paul Bakker and Patrick Guarino, respectively, resigned from the board of the Company.

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

Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits

            (1) Certificate of Incorporation, incorporated herein by reference to the Company’s definitive proxy statement for the 2000 Annual Meeting of Stockholders, filed with the Commission on October 23, 2000, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”)

            (2)   By-laws, incorporated herein by reference to the Proxy Statement

      (b)  No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

COMC, INC.

By: /s/ Janice B. Fuellhart
——————————————
Janice B. Fuellhart, Chairman

Dated: May 17, 2004

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