Form 10QSB
period 2004-06-30
COMC INC
filed 2004-08-19
CIK 754568

As Filed with the Securities and Exchange Commission on August 19, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes ☒ No ☐

As of August 19, 2004 a total of 30,520,328 shares of COMC's common stock were issued; 26,719,091 shares of COMC's common stock were outstanding, and 3,801,237 shares of COMC's common stock are held in treasury.

Transitional Small Business Disclosure Format (check one):

  Yes  ☐   No  ☒

COMC Inc., and Subsidiary

INDEX

Form 10QSB

I. FINANCIAL INFORMATION
               ITEM 1.  Financial Statements

COMC, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Current:
Cash and cash equivalents	$242,700	$384,300
Accounts receivable, less allowance for doubtful
accounts of $40,000 and $58,300, respectively	1,909,100	3,143,200
Work in process, unbilled	1,433,200	787,100
Inventories	421,100	117,600
Prepaid expenses and other current assets	252,800	104,500

Total Current Assets	4,258,900	4,536,700
Property and Equipment, net	400,600	491,500
Other Assets	54,300	48,500

Total Assets	$4,713,800	$5,076,700

See accompanying notes to condensed consolidated financial statements -3-
COMC, Inc. and Subsidiary Condensed Consolidated Balance Sheets (continued)
	June 30, 2004	December 31, 2003
	(unaudited)
Liabilities, Convertible Redeemable Preferred Stock and
Shareholders’ Deficiency
Current Liabilities:
Bank borrowings	$1,212,200	$1,707,700

Accounts payable	1,712,900	1,336,100

Accrued expenses	724,400	753,600

Current portion of capital lease obligations	30,300	29,000

Customer deposits	52,400	218,800

Related Party Notes Payable	752,800	—

Accrued interest due related parties	39,200	5,200

Total Current Liabilities	4,524,200	4,050,400

Capital Lease Obligations, net of current portion	40,000	55,500

Fair Value of Put Warrant	71,400	120,000
Related Party Notes Payable	—	565,200

Convertible Redeemable Preferred Stock:

Series A, $.01 par value; 2,000,000 shares authorized;
1,282,517.48 and 1,205,216,33 shares issued and outstanding, respectively	366,800	358,100
Series B, $.01 par value; 4,000,000 shares authorized; 1,643,056
and 1,555,556 shares issued and outstanding, respectively	570,400	562,100

Total Liabilities	5,572,800	5,711,300

Commitments and Contingencies (Notes 3, 4, and 6)

Shareholders’ Deficiency :

Common stock, $.01 par value; 40,000,000 shares authorized;
30,520,328 and 30,510,328 shares issued; 26,719,091 and
26,709,091 shares outstanding, respectively	305,200	305,100
Additional paid-in capital	16,877,500	16,874,100
Accumulated deficit	(15,789,400)	(15,561,500)

Treasury stock at cost: 3,801,237 and 3,801,237 shares,
respectively	(2,252,300)	(2,252,300)

Total Shareholders’ Deficiency	(859,000)	(634,600)

	$4,713,800	$5,076,700

See accompanying notes to condensed consolidated financial statements

COMC, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
	Three Months Ended June 30,	Six Months Ended June 30,
	2004	2003	2004	2003

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues:	$3,301,200	$2,629,800	$6,681,700	$5,177,600

Cost of Revenues:	1,954,700	2,039,100	3,916,400	3,713,400

Gross Profit	1,346,500	590,700	2,765,300	1,464,200

Operating Expenses:
Selling, General & Administrative	1,334,000	1,185,100	2,689,300	2,291,200
Noncash Expenses:
Depreciation & Amortization	60,200	64,300	120,700	132,100

	1,394,200	1,249,400	2,810,000	2,423,300

Loss from Operations	(47,700)	(658,700)	(44,700)	(959,100)
Other Income (Expense)
Interest Expense	(78,800)	(48,500)	(178,600)	(97,800)
Interest Expense, related party	(17,900)	(2,000)	(34,600)	(4,500)
Finance fees and charges	8,600	200	48,600	200

	(88,100)	(50,300)	(164,600)	(102,100)

Loss Before Provision for Income Taxes	(135,800)	(709,000)	(209,300)	(1,061,200)
Income Tax Expense (Benefit)	—	(7,900)	1,600	(7,900)

Net Loss	$(135,800)	$(701,100)	$(210,900)	$(1,053,300)
Preferred Stock Dividend	(8,300)	(5,400)	(17,000)	(5,600)

Net Loss Attributable to Common Shareholders	$(144,100)	$(706,500)	$(227,900)	$(1,058,900)

Basic and Diluted Loss Per Common Share	$(0.005)	$(0.027)	$(0.009)	$(0.042)
Basic and Diluted Weighted-Average Common Shares Outstanding	26,718,542	26,684,091	26,718,542	25,454,623

See accompanying notes to condensed consolidated financial statements

COMC, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2004 (unaudited)	2003 (unaudited)
Cash Flows From Operating Activities:
Net Loss	$(227,900)	$(1,053,300)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	120,700	132,100
Change in Fair Value of Put Warrants	(48,600)	—
Provision for doubtful accounts	(18,300)	—
Issuance of common stock for services	20,500	56,700
Issuance of common stock in exchange for stock options	—	4,300
Issuance of convertible redeemable Series A preferred
stock for expenses	—	32,200
Issuance of convertible redeemable Series B preferred
stock for services	—	15,000

Changes in operating assets and liabilities:
Accounts Receivable and Work In Process Unbilled	606,300	260,600
Inventories	(303,500)	(20,000)
Prepaid expenses and other current assets	(148,300)	(176,000)
Accounts payable	376,800	146,600
Accrued expenses	(32,600)	54,600
Income taxes payable/refundable	—	400,900
Accrued interest due related parties	34,000	—
Customer deposits	(166,400)	(369,800)

Net Cash Provided By (Used In) Operating Activities:	212,700	(516,100)

Cash Flows From Investing Activities:
Deposits and Other assets	(5,800)	20,600
Purchase of property and equipment	(29,800)	(20,000)

Net Cash (Used In) Provided By Investing Activities	(35,600)	600

Cash Flows From Financing Activities
Loans from Shareholders	187,600	—
Sale of Series A convertible redeemable preferred stock	—	312,500
Sale of Series B convertible redeemable preferred stock	—	215,000
Advances from bank loans	6,853,300	6,003,400
Repayments on bank loans	(7,348,800)	(5,536,300)
Repayment on Related Party Subordinate Notes Payable	—	(25,000)
Payments on capital lease obligations	(10,800)	(21,500)

Net Cash (Used In) Provided By Financing Activities	(318,700)	948,400

Net (Decrease) Increase in Cash and Cash Equivalents	(141,600)	432,900
Cash and Cash Equivalents, beginning of period	384,300	29,400

Cash and Cash Equivalents, end of period	$242,700	$462,300

Cash Paid For:
Interest	$213,200	$102,300
Income taxes	$—	$1,600
Non Cash Financing Activities:
Accrued dividend for Series A and B convertible
redeemable Preferred stock	$17,000	$5,600
Issuance of common stock in exchange for stock options	$—	$4,300
Issuance of Series B preferred stock in exchange for related party note payable	$—	$62,500

See accompanying notes to condensed consolidated financial statements.

COMC Inc., and Subsidiary
 Notes to Condensed Consolidated Financial Statements

1.   Summary of Accounting Policies

The Company

COMC, Inc. and Subsidiary (the "Company") is a technology service company in the telecommunications industry with a regional service coverage area. The Company designs, implements, supports, and manages LAN/WAN computer network systems, voice communication network systems, and premise wiring for both data and voice. In addition, the Company provides customers with permanent and temporary technical professional recruitment and placement services. Since 2003, the Company is redirecting its business focus away from the recruitment and placement services and is not actively seeking new customers in this area.

Basis of Presentation

The interim consolidated financial statements presented have been prepared by COMC, Inc. without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature (except as discussed below) necessary for a fair statement of (a) the results of operations for the three months and six months ended June 30, 2004 and 2003, (b) the Company's financial position at June 30, 2004 and (c) the cash flows for the six months ended June 30, 2004 and 2003. Interim results are not necessarily indicative of results for a full year. During the quarter ended March 31, 2004, the Company recognized approximately $198,000 of revenue related to the final close out of certain jobs that were completed in prior years. The $198,000 was previously included in the caption Customer Deposits in the Company's consolidated balance sheet.

The Company's condensed consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. See Note 2 Future Prospects.

The consolidated balance sheet presented as of December 31, 2003 has been derived from the consolidated financial statements that have been audited by the Company's registered independent public accountants. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's 2003 Annual Report on Form 10-KSB filed on April 14, 2004.

COMC Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ICF Communication Solutions, Inc. (ICF). All significant intercompany accounts and transactions have been eliminated.

On August 17, 1998, the Company consummated the acquisition of ICF Communication Systems, Inc. (ICF). Under the terms of the Agreement and Plan of Merger dated July 24, 1998, ICF merged with and into a wholly owned subsidiary of the Company that had been especially organized for purposes of this transaction (the Merger). In connection with the Merger, ICF's name was changed to ICF Communication Solutions, Inc. In consideration for the Merger, the two principals of ICF received an aggregate payment valued at approximately $14,000,000, as follows: $1,500,000 in cash at the closing of the transaction; $3,500,000 in promissory notes of which $162,500 remain outstanding as of and 6,493,506 shares of the Company's common stock valued at $9,000,000 or $1.386 per share. The Company agreed to use its best efforts to register the shares of common stock issued in connection with the Merger.

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

Advertising Costs

The cost of advertising is expensed as incurred. Advertising costs for the six months ended June 30, 2004 and 2003, were approximately $3,400 and $3,500, respectively.

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

As of June 30, 2004 and December 31, 2003, the fair values of the Company's financial instruments approximate their historical carrying amounts.

COMC Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements

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

SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income (loss) and earnings (loss) per share as if compensation cost for the Company’s stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No.123. There were no options granted in the first half of 2004 and in 2003. Under the accounting provision of SFAS No. 123, the Company’s proforma net loss and the basic and diluted net loss per common share would have been adjusted to the proforma amounts below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Loss Attributable to Common Shareholders:

As Reported	$(144,100)	$(706,500)	$(227,900)	$(1,058,900)
Add: Stock-based compensation
expense included in net loss	—	—	—	—
Deduct: Total stock-based
compensation expense
determined under fair value
based method for all award:	(700)	(8,800)	(1,400)	(18,800)

Pro forma	$(144,800)	$(715,300)	$(229,300)	$(1,077,700)
Basic and Diluted Earnings
(loss) per share:
As reported	$(0.005)	$(0.027)	$(0.009)	$(0.042)
Pro forma	$(0.005)	$(0.027)	$(0.009)	$(0.042)

The Company applies the provisions of SFAS No. 128, "Earnings Per Share". SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earning of an entity. Anti-dilution provisions of SFAS No. 128 require consistency between diluted per-common-share amounts and basic per-common-share amounts in loss periods. Had the Company recognized net income in the three and six months ended June 30, 2004, incremental shares attributable to the assumed exercise of 3,446,141 outstanding options and warrants would have increased diluted shares outstanding by 2,065,796 and 2,193,100 shares, respectively. Options to purchase 433,500 shares of common stock at prices between $0.30 per share and $1.00 per share were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.

The previous CEO of the Company had, included in the above amount, options on 2,463,896 shares of common stock and due to his past actions, the Company believes, based on preliminary legal opinions, that it has grounds for voiding these options.

As of June 30, 2004 the Series A and B convertible redeemable preferred stock outstanding could be converted into an aggregate of 45,686,294 shares of common stock, subject to limitations on conversion to the extent shares are not available on conversion as set forth in the Preferred Stock Purchase Agreements.

During the six months ended June 30, 2004, there were no conversions of any Series A and B convertible redeemable preferred stock into common stock.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which have characteristics of both liabilities and equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As a result of adopting SFAS No. 150 on July 1, 2003, the Company was required to include the carrying value of its convertible redeemable preferred stock as part of total liabilities in the Company's balance sheet. This presentation did not affect the carrying amount of the Company's shareholders' deficiency.

In November 2003, the EITF issued EITF No. 03-6 "Participating Securities and the Two-Class Method under FASB Statement No. 128", which provides for a two-class method of calculating earnings per share computations that relate to certain securities that would be considered to be participating in conjunction with certain common stock rights. This guidance would be applicable to the Company starting with the third quarter beginning July 1, 2004. The Company is currently evaluating the potential impact of this pronouncement on its financial statements.

2. Future Prospects

The Company had an operating loss and incurred a net loss in the six months ended June 30, 2004 after incurring operating losses and net losses in 2003 and 2002, and has a capital deficiency at December 31, 2003 and June 30, 2004. The Company has limited additional financing available under its current accounts receivable financing facility in order to fund any additional cash required for its operations or otherwise. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management has during 2004 and 2003 taken steps to improve the situation, including the replacement of the Comerica line of credit with a new financing arrangement with Pacific Business Funding, a division of Greater Bay Bancorp, and further cuts in overhead costs, the closing of the Company’s Birmingham facility, the downsizing of the Company’s Houston and Phoenix operations, and changes in the Company’s management

Any temporary lack of available financing could have a materially unfavorable effect on the Company’s financial position. The Company’s long-term prospects are dependent upon a return to profitability and/or the ability to raise additional capital as necessary to finance operations. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amount and classification of liabilities that might result from the outcome of this uncertainty.

COMC Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements

3.   Financings

Lines of Credit

In February 2003, the Company entered into a one-year accounts receivable financing facility with Pacific Business Funding, a division of Cupertino National Bank, which is part of Greater Bay Bancorp, to replace its facility with Comerica. The Agreement with Greater Bay Bancorp provides, among its terms, a $1,000,000 financing facility with a borrowing formula of 80% of eligible receivables, collateralized with a first lien on all assets. The finance fees on this Greater Bay Bancorp facility are 1.5% per month (18% annual rate) on average daily cash balances with an additional administrative fee and an annual commitment fee. There are no financial covenants under this facility. On October 10, 2003, the maximum commitment under this financing facility was increased to $1,500,000. In connection with this increase, the Company executed a warrant agreement with Pacific Business Funding for 277,777 shares of the Company's common stock at an exercise price of $0.09 per share and an expiration date of October 14, 2013. The warrant also provides Pacific Business Funding a $25,000 put in lieu of exercising the warrant. The Company recognized $120,000 in other expenses for the warrant based on the estimated fair value of the warrant as of December 31, 2003. The Company estimated the fair value of the warrant by using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 131%; risk free interest rate of 4.29%; and the contractual life of the warrant.

As the puttable warrant may require cash settlement, the Company has classified the instrument as a liability in accordance with SFAS No. 150.  As of June 30, 2004, the fair value of the warrant was estimated at $71,400 and, consequently, in the first half of 2004 the Company has in the accompanying consolidated statements of operations, under the caption Financing Fees and Charges, recognized $48,600 in non-cash income. At June 30, 2004, the Company estimated the fair value of the warrant by using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 153%; risk free interest rate of 4.73%; and the remaining contractual life of the warrant.

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

In the first quarter of 2004, the Company’s largest supplier increased the Company’s line of credit to $500,000 and has a second lien on all of the Company’s assets.

Debt Financing

From 1998 through 2002, the Company acquired twelve vehicles for a total purchase price of $216,000 under capital lease arrangements with the vehicles as security. The loans bear interest at rates ranging from 0.9% to 9.7%.

As of June 30, 2004, the annual maturities of the debt financing discussed above for years ending December 31, are as follows:

Years Ending December 31,

2004 (six months)	$14,800
2005	31,700
2006	18,900
2007	4,900

$70,300

4.   Commitments and Contingencies

Operating Leases

The Company leases certain offices under operating leases expiring on various dates through 2007. As of June 30, 2004, the minimum future rental commitments under non-cancelable operating leases payable over the remaining terms of the operating leases are:

Years Ending December 31,

2004 (six months)	$167,000
2005	189,600
2006	83,400
2007	78,500

$518,500

Rent expense during the six months ended June 30, 2004 was, net of sublease income, $108,400.

COMC Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements

Legal Matters

On September 10 and October 31, 2003, the Company filed two separate lawsuits in Contra Costa County Superior Court California against several former employees of the Company including Charles E. Lincoln, and their related business entities for misappropriation of trade secrets, breach of contract, and various business torts. These cases are currently in discovery and trial dates have been set for November 8, 2004 and February 14, 2005 . In one case , a preliminary injunction was granted by the court against the defendants. Defendants filed a cross claim against the Company and its chief operating officer in the other case. The Company believes there is no basis for the cross-complaint. On July 1st, 2004, the Company entered into a contingency fee agreement with its outside counsel that all fees in the Lincoln case after that date will be recovered from the defendants. Any amounts recovered in excess of legal bills will be divided equally between the Company and its outside counsel.

On August 8, 2004, the Company, for the sum of $6,300, settled an action brought by the trustee-in-bankruptcy of E-time Capital to settle what they claim was a preferential distribution. The amount was a de minimus settlement and was in the Company’s best interest.

Employment Agreements

In 2001, the Company amended the employment agreement with its current Chief Operating Officer ("COO"). The term of the employment agreement is the earlier of the due date of the Subordinated Note, repayment in full, or the sale or transfer of the note by the COO. The COO's salary was raised from an annual salary of $135,000 to $150,000 effective January 1, 2004; however, his employment agreement was not changed. See Note 5.

The Company’s current Chairman and Chief Executive Officer (“CEO”) is an “At Will” employee at an annual salary of $135,000. The Company started paying the CEO her annual salary in September 2003, and had, as of December 31, 2003 accrued $56,300 in salary for the period April through August 2003. The CEO’s salary was increased effective January 1, 2004 to an annual salary of $150,000.  As of May 7, 2004, the entire amount of the December 31, 2003 accrued salary has been paid.

COMC Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements

5. Transactions with Related Parties

In December 2002, subordinated related party notes in the principal amount of $250,000, originally issued as part of the Merger discussed in Note 1, were modified by which the interest rate on the remaining $250,000 principal balance was reduced from 8% to 4%, and the due date on the notes were changed so that $25,000 became due by June 30, 2003 and the balance of $225,000 became due on January 30, 2004. In March 2003, the Company paid down $25,000 of the notes. In June 2003, 250,000 shares of convertible redeemable Series B preferred stock was issued in exchange for $62,500 of Related Party Note Payable. In December 2003, the balance of the Note in the principal amount of $162,500 was extended to January 2005 and the interest rate was raised to 6% per annum effective January 1, 2004.

In the six months ended June 30, 2004, interest expense associated with the above notes aggregated $4,900.

In December 2003, the COO was awarded 667 shares of convertible redeemable Series B stock, valued at $6,000, as compensation.

In December 2003, the Controller and Principal Accounting Officer was awarded 222 shares of convertible redeemable Series B stock, valued at $2,000, as compensation.

In March 2003, the Company issued 2,100,000 shares of common stock, valued at $42,000, for services that the CEO rendered in connection with assistance in financial restructuring provided in the quarter ended June 30, 2003 and additional services to be provided over the next year. During the quarter ended June 30, 2003, the CEO received 75,000 shares of convertible redeemable Series B preferred stock, valued at $15,000, as compensation for services rendered in connection with the restructuring. In December 2003, the CEO was awarded 667 shares of convertible redeemable Series B Preferred Stock, valued at $6,000, as compensation.

In the fourth quarter of 2003, certain Series A and B Convertible Redeemable Preferred shareholders lent ICF $208,900 at 18% interest, convertible into common stock of the Company at $.08 per share of common stock, at the Noteholder’s option. Interest is payable on the due date of January 2, 2005 with interest also convertible into common stock on the same basis as the principal. Interest expense associated with the above Loans from shareholders was accrued and aggregated $4,700 during the fiscal year ended December 31, 2003. As the fair value of the Company’s stock in November and December exceeded the conversion price, the Company recognized a deemed non-cash charge of $193,800 resulting from the imputed beneficial conversion discount in 2003. Interest expense associated with these Loans from shareholders was accrued and aggregated $18,800 during the six months ended June 30, 2004. At June 30, 2004, the principal amount of $208,900 plus accrued interest are convertible into 2,904,856 chares of common stock.

In the six months ended June 30, 2004, certain Series A and B Convertible Redeemable Preferred shareholders lent ICF $187,600 at 24% interest per annum. Interest is payable on the due date of January 2, 2005. Interest expense associated with these Loans advanced from shareholders was accrued and aggregated $11,000 during the six months ended June 30, 2004.

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

COMC Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements

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

Accrued dividends for the six months ended June 30, 2004 on Series A and B Convertible Redeemable Preferred Stock were $8,700 and $8,300, respectively. Accrued dividends as of December 31, 2003 on Series A and B Convertible Redeemable Preferred Stock were $13,400 and $9,200, respectively. During the six months ended June 30, 2004, there were no conversions of any Series A and B convertible redeemable preferred stock into common stock.

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

As of June 30, 2004 accrued dividends on the Series A Preferred Stock amounted to $22,100.	As of June 30, 2004 accrued dividends on the Series B Preferred Stock amounted to $17,500.

Liquidation Preference	Liquidation Preference

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

The Series B Preferred stockholders have the right to demand the Company to redeem the Series B Preferr ed Stock four years and nine months after the date of issuance. After a two-year period, the Company has the right, at any time, without penalty, to redeem the Series B Preferred Stock. If the Company exercises its right, the Series B Preferred stockholders will have 10 business days to make a decision to either convert their Series B Preferred Stock into common stock or have their shares

As of June 30, 2004, Series A and B Preferred Stock would be convertible into 12,825,174 and 32,861,120, respectively, shares of common stock, subject to limitations as set forth in the Preferred Stock Purchase Agreements.

COMC Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements

7. Shareholders’ Common Stock Equity

In March 2003, the Company issued 2,100,000 shares of common stock for services to the Chairman, President and CEO of the Company, and 735,000 shares of common stock to a financial advisor for services rendered in connection with assistance in financial restructuring provided in the quarter ended June 30, 2003 and additional services to be provided over the next year. These shares have certain service milestones that provide for a clawback of shares if services are terminated. Of these shares, 708,750 vested immediately with a remaining balance of 2,126,250, of which 50% vested on October 1, 2003 and 50% vested on March 31, 2004, respectively. The 2,835,000 shares were valued at $.02 per share, or $56,700. See Note 5.

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

The Company's accounts receivable are principally derived from one industry and two customers, which represents a substantial risk.

In the first six months of 2004, revenues from the Company’s two largest customers accounted for approximately 61% and 15%, respectively, of total revenues. Accounts receivable balances at June 30, 2004 from these two customers represented approximately 62% and 16%, respectively, of net accounts receivable. In the first six months of 2003, revenues from the Company’s two largest customers accounted for approximately 49%, and 38%, respectively, of total revenues. No other customer accounted for more than 10% of total revenue in the three months and six months ended June 30, 2004 and 2003, respectively.

The concentrations of revenues and related receivables as of and for the six months ended June 30, 2004 as described above expose the Company to a relatively greater degree of risk of loss than would be the case with greater customer diversification.

9. Subsequent Event

On July 14, 2004, the Company’s operating subsidiary, ICF Communication Solutions, Inc. signed an Asset Purchase Agreement to acquire certain operating assets of Southwest Century Communications, Inc. (“Southwest Century”), a Houston, Texas based voice and data company similar to ICF. The agreement is to close within 90 days from the date of the Asset Purchase Agreement and requires the transfer to ICF of a minimum of $800,000 of realizable assets for a consideration of $1,300,000. For the six months ended June 30, 2004, Southwest Century had revenues of $1,051,000.  Concurrent with the Asset Purchase Agreement, ICF agreed to advance up to a maximum of $75,000 before the closing of which $37,500 was advanced on July 14, 2004 to Southwest Century. This amount is personally guaranteed by the two owners of Southwest Century. One of the principal owners of Southwest Century will receive a two-year employment contract at an annual salary of $125,000 commencing with the closing and will become Regional Manager of ICF’s Texas operations.  ICF has already moved several of its Houston, Texas based employees to Southwest Century’s premises and have agreed to a month to month facility rental charge that ICF will pay Southwest Century. If ICF does not obtain adequate financing by the date of closing, there is no assurance that this transaction will close.

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

Recent Events

In the first half of 2004, there was a substantial increase in business as compared to the first half of 2003 when there was a general downturn in the telecommunications market.

The Company had an operating loss and incurred a net loss in the six months ended June 30, 2004 and incurred operating losses and net losses in 2003 and 2002, and has a capital deficiency at December 31, 2003 and June 30, 2004. The Company has limited additional financing available under its current accounts receivable financing facility in order to fund any additional cash required for its operations or otherwise. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management has during 2004 and 2003 taken steps to improve the situation, including the replacement of the Comerica line of credit with a new financing arrangement with the Pacific Business Funding, a division of Greater Bay Bancorp, and further cuts in overhead costs, the closing of the Company’s Birmingham facility, the downsizing of the Company’s Houston and Phoenix operations, and changes in the Company’s management. Management is currently discussing with Pacific Business Funding an additional increase in the line of credit to a maximum commitment of $2,500,000. There are no assurances that the Company will be successful.

In the fourth quarter of 2003, certain Series A and B shareholders lent ICF, our operating subsidiary, $208,900 at 18% interest, convertible into common stock of the Company at $.08 per share, at the Noteholder’s option. Interest is payable on the due date of January 2, 2005 with interest also convertible into common stock on the same basis as the principal. Interest expense associated with the above loan from shareholders was accrued and aggregated $4,700 during the fiscal year ended December 31, 2003. As the fair value of our stock in November and December 2003 exceeded the conversion price, we recognized a deemed non cash charge of $193,800 resulting from the imputed beneficial conversion discount in 2003. Interest expense associated with these Loans from shareholders was accrued and aggregated $18,800 during the quarter ended June 30, 2004. At June 30, 2004, the principal amount of $208,900 and accrued interest are convertible into 2,904,856 chares of common stock.

In the six months ended June 30, 2004, certain Series A and B Convertible Redeemable Preferred shareholders lent ICF, $187,600 at 24% interest per annum. Interest is payable on the due date of January 2, 2005. Interest expense associated with these Loans advanced from shareholders was accrued and aggregated $11,000 during the six months ended June 30, 2004.

The Company is making efforts to find an additional equity investor which, if found, will provide capital for growth. At the present time there are no serious talks taking place with any investors. On April 29, 2004, we entered into an agreement with Ladenburg, Thalmann & Company, covering a 120-day period and a fee advance of $25,000, to help in finding additional capital or a merger partner for the Company.

Any temporary lack of available financing could have a materially unfavorable effect on the Company’s financial position.

On July 14, 2004, the Company’s operating subsidiary, ICF Communication Solutions, Inc. signed an Asset Purchase Agreement to acquire certain operating assets of Southwest Century Communications, Inc. (“Southwest Century”), a Houston, Texas based voice and data company similar to ICF. The agreement is to close within 90 days from the date of the Asset Purchase Agreement and requires the transfer to ICF of a minimum of $800,000 of realizable assets for a consideration of $1,300,000. For the six months ended June 30, 2004, Southwest Century had revenues of $1,051,000.  Concurrent with the Asset Purchase Agreement, ICF agreed to advance up to a maximum of $75,000 before the closing of which $37,500 was advanced on July 14, 2004 to Southwest Century. This amount is personally guaranteed by the two owners of Southwest Century. One of the principal owners of Southwest Century will receive a two-year employment contract at an annual salary of $125,000 commencing with the closing and will become Regional Manager of ICF’s Texas operations. ICF has already moved several of its Houston, Texas based employees to Southwest Century’s premises and have agreed to a month to month facility rental charge that ICF will pay Southwest Century. If ICF does not obtain adequate financing by the date of closing, there is no assurance that this transaction will close.
.

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

Results of Operations – For the Three and Six Month Periods ended June 30, 2004 and June 30, 2003, the Results of Operations were as follows:

Revenues were $3,301,200 and $2,629,800 for the three months ended June 30, 2004 and 2003, respectively, representing an increase of 25.6%. Included in our revenues were $29,700 and $37,100 of recruitment service revenues for the three months ended June 30, 2004 and 2003, respectively. Revenues in the second quarter of 2004 were 2.3% less than the first quarter 2004 revenues of $3,380,500.

Our revenues were $6,681,700 and $5,177,600 for the six months ended June 30, 2004 and 2003, respectively, representing an increase of 29.1%. Data and Voice Services continued to show the effects of a decline in project work relating to one of our larger existing clients. Since 2003, we are not actively seeking new business in our Recruitment Services Division. Further, during the quarter ended March 31, 2004, the Company recognized approximately $198,000 of revenue relating to the final close out of certain jobs that were completed in prior years. The $198,000 was previously included in the caption Customer Deposits in the Company’s consolidated balance sheet.

Cost of revenues was $1,954,700 and $2,039,100 for the three months ended June 30, 2004 and 2003 respectively, representing a decrease of 4.1%. Our Gross profit for the comparable periods was $1,346,500 and $590,700, respectively, representing an increase of 128%. The Gross Profit margin for the three months ended June 30, 2004 was 40.8% as compared to a Gross profit margin of 22.5% for the three months ended June 30, 2003. This is due to more efficient management of the Company's personnel and, in some instances, higher hourly fees.  Included in our Gross Profits were $9,600 and $8,300 of recruitment service gross profit for the three months ended June 30, 2004 and 2003, respectively.

Cost of revenues was $3,916,400 and $3,713,400 for the six months ended June 30, 2004 and 2003 respectively, representing an increase of 5.5%. Our Gross profit for the comparable periods was $2,765,300 and $1,464,700, respectively, representing an increase of 89%. The Gross Profit margin for the six months ended June 30, 2004 was 41.4% as compared to a Gross profit margin of 28.3% for the six months ended June 30, 2003. Included in our Gross Profits were $15,700 and $17,400 of recruitment service gross profit for the six months ended June 30, 2004 and 2003, respectively.

Selling, general and administrative (“SG&A”) expenses increased 12.6% to $1,334,000 for the three months ended June 30, 2004 from $1,185,100 for the three months ended June 30, 2003. This also compares with $1,355,300 of similar expense in the previous quarter ended March 31, 2003. The increase in year over year comparable quarters was due primarily to increased legal costs.

Selling, general and administrative (“SG&A”) expenses increased 17.4% to $2,689,300 for the six months ended June 30, 2004 from $2,291,200 for the six months ended June 30, 2003. The increase in year over year comparable periods was due primarily to increased legal costs.

Also included in our SG&A expenses are our holding company expenses, which increased by $93,000 to $153,000 for the three months ended June 30, 2004 from $60,000 for the three months ended June 30, 2003. Our prior quarter holding company expenses were $115,600 for the period ended March 31, 2004. The increase from the previous quarter was due primarily to increased filing and legal fees.

Selling, general and administrative (“SG&A”) expenses increased 18.4% to $2,712,600 for the six months ended June 30, 2004 from $2,291,200 for the six months ended June 30, 2003. The increase in year over year comparable periods was due primarily to increased legal costs.

Also included in our SG&A expenses are our holding company expenses, which increased by $201,400 to $368,500 for the six months ended June 30, 2004 from $167,100 for the six months ended June 30, 2003.

Depreciation and amortization expenses were $60,200 and $64,300 for the three months ended June 30, 2004 and 2003, respectively. This decrease was due to minimal purchases of field service and office equipment. We expect that depreciation will continue to decrease in dollar terms as a result of a reduction in investments in capital equipment required to support the business.

Depreciation and amortization expenses were $120,700 and $132,100 for the six months ended June 30, 2004 and 2003, respectively. This decrease was due to minimal purchases of field service and office equipment. We expect that depreciation will continue to decrease in dollar terms as a result of a reduction in investments in capital equipment required to support the business.

We had a loss from operations of $47,700 for the three months ended June 30, 2004 compared to a loss of $658,700 for the three months ended June 30, 2003.

We had a loss from operations of $44,700 for the six months ended June 30, 2004 compared to a loss of $959,100 for the six months ended June 30, 2003.

Interest expense for our bank borrowings and capital lease financing increased to $78,800 for the three months ended June 30, 2004 from $48,500 for the three months ended June 30, 2003 due to increased utilization on our line of credit borrowings plus higher interest rates. The Company recognized non-cash income of $8,600 in the three months ended June 30, 2004. This represents a valuation adjustment as of June 30, 2004 of the warrant to purchase 277,777 shares of our common stock, issued to Pacific Business Funding in October 2003 in connection with an increase in our financing facility. This warrant has a ten-year term with a exercise price of $.09 per share of common stock and a $25,000 put provision. Interest expense - related party, which includes interest accrued on loans from certain Series A and B Preferred Shareholders of the Company, increased from $2,000 in the three month period ended June 30, 2003 to $17,900 in the three months ended June 30, 2004 due to increased borrowing.

Interest expense for our bank borrowings and capital lease financing increased to $178,600 for the six months ended June 30, 2004 from $97,800 for the six months ended June 30, 2003 due to increased utilization on our line of credit borrowings plus higher interest rates. The Company recognized non-cash income of $48,600 in the six months ended June 30, 2004 which represents an adjustment to the value of the warrant issued to Pacific Business Funding.  Interest expense - related party, which includes interest accrued on loans from certain Series A and B Preferred Shareholders of the Company, increased from $4,500 in the six month period ended June 30, 2003 to $34,600 in the six months ended June 30,2004 due to increased borrowing.

During the three months ended June 30, 2004 and 2003, the Company provided a 100% valuation allowance in our deferred tax assets as we are unable to conclude that it is more likely than not that such deferred tax assets will be realized.

During the three month period ended June 30, 2004 and June 30, 2003, we recognized a state tax benefit of $0 and $7,900, respectively.

During the six month period ended June 30, 2004 and June 30, 2003, we recognized a state tax expense of $1,600 and recognized a state tax benefit of $7,900, respectively.

Net Loss Attributable to Common Shareholders was $144,100 or $0.005 per share for the three month period ended June 30, 2004 after providing for a preferred stock dividend accrual of $8,300 for the three month period then ended. This compares to a Net Loss Attributable to Common Shareholders of $706,500 or $0.27 per share for the three-month period ended June 30, 2003.

Net Loss Attributable to Common Shareholders was $227,900 or $0.009 per share for the six-month period ended June 30, 2004 after providing for a preferred stock dividend accrual of $17,000 for the six-month period then ended. This compares to a Net Loss Attributable to Common Shareholders of $1,058,900 or $0.042 per share for the six-month period ended June 30, 2003.

As of June 30, 2004, Series A and B Preferred Stock are convertible into 12,825,174 and 32,861,120, respectively, shares of common stock, subject to limitations as set forth in the Preferred Stock Purchase Agreements.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $242,700 at June 30, 2004 compared to $384,300 at December 31, 2003. The decrease was mainly attributable to increased working capital requirements to fund operating activities and decrease in bank borrowings.

Cash Flows From Operating Activities. For the six months ended June 30, 2004, cash provided by operating activities was $212,700.
.

Accounts receivable and work in process unbilled decreased by $606,300 due to increased collections offset by a decline in billings from the previous quarter. Inventories increased by $303,500 in the period ended June 30, 2004 due to increased inventory purchases. Prepaid expenses and other current assets increased by $148,300 due primarily to increased prepaid insurance premiums. Net increase in payables and accruals amounted to $378,200 primarily due to an increase in account payables for material purchases.

Cash Flows Used In Investing Activities. For the six month period ended June 30, 2004, we acquired $29,800 of property and equipment as compared to $20,000 of additions in the the six month period ended June 30, 2003.

Cash Flows From Financing Activities. Net cash used in financing activities during the three months ended June 30, 2004 was $318,700. The cash generated arose from $187,600 of proceeds from shareholder loans offset by $10,800 of debt repayment on capital lease obligations. In addition, bank borrowings decreased by $495,500 from December 31, 2003 to June 30, 2004.

At June 30, 2004, we had a working capital deficiency of $265,300 as compared to positive working capital of $486,300 at December 31, 2003. This was primarily due to our Related Party Notes Payable in the amount of $752,800, which as of June 30, 2004 were classified as part of our current liabilities while as of December 31, 2003 they were classified as part of our long-term liabilities in the amount of $565,200.  These Notes become due in January, 2005.

The Company had an operating loss and incurred a net loss in the six months ended June 30, 2004 and incurred operating losses and net losses in 2003 and 2002, and has a capital deficiency at December 31, 2003 and June 30, 2004. The Company has limited additional financing available under its current accounts receivable financing facility in order to fund any additional cash required for its operations or otherwise. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to the foregoing uncertainty are described below.

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

In June 2003, the Company raised $215,000 through a private placement of 1,075,000 shares of Series B Convertible Redeemable Preferred Stock for $.20 per share with various accredited investors. Each share of Series B Preferred Stock is convertible into twenty shares of common stock. In addition, 250,000 shares of convertible redeemable Series B preferred stock were issued in exchange for $62,500 of Related Party Note Payable. In addition, the CEO received 75,000 shares of convertible redeemable Series B preferred stock, valued at $15,000, as compensation for services rendered in connection with the restructuring. In September 2003, an additional 154,000 shares of Series B Convertible Redeemable Preferred Stock were issued, valued at $246,400 for reimbursement of expenses in the third quarter of 2003, including an imputed $215,600 non cash charge relating to thee deemed fair value of shares issued in excess of reimbursable expenses. In December 2003, the CEO was awarded 667 shares of convertible redeemable Series B preferred stock, valued at $6,000, the Executive Vice President was awarded 667 shares of convertible redeemable Series B preferred stock, valued at $6,000 as compensation, and the Controller and Principal Accounting Officer was awarded 222 shares of convertible redeemable Series B preferred stock, valued at $2,000 as compensation, for services rendered. The Series B Redeemable Preferred Stock provides for payment-in-kind dividends at a rate of 5%
 .

In the future, the Company plans to file for an increase in the number of authorized shares of common stock. As of June 30, 2004, Series A and B Preferred Stock would be convertible into 12,825,174 and 32,861,120 shares of common stock, respectively. Conversion is subject to limitations to the extent shares are not available for conversion as set forth in the Preferred Stock Purchase Agreements before any issuance of common stock pursuant to any outstanding option or warrant exercise. During the quarter ended June 30, 2004, there were no conversions of any Series A and B convertible redeemable preferred stock into common stock.

In the fourth quarter of 2003, certain Series A and B shareholders lent ICF, our operating subsidiary, $208,900 at 18% interest, convertible into common stock of the Company at $.08 per share, at the Noteholder’s option. Interest is payable on the due date of January 2, 2005 with interest also convertible into common stock on the same basis as the principal. As the fair value of our stock in November and December 2003 exceeded the conversion price, we recognized a deemed non cash charge of 193,800 resulting from the imputed beneficial conversion discount. At June 30, 2004, the principal amount of $208,900 and accrued interest of $14,100 are convertible into 2,787,356 shares of common stock.

In the six months ended June 30, 2004, certain Series A and B Convertible Redeemable Preferred shareholders lent ICF $187,600 at 24% interest per annum. Interest is payable on the due date of January 2, 2005. Interest expense associated with these Loans advanced from shareholders was accrued and aggregated $11,000 during the six months ended June 30, 2004.

In February 2003, we entered into a one-year accounts receivable financing facility with Pacific Business Funding, a division of Cupertino National Bank, which is part of Greater Bay Bancorp, to replace our facility with Comerica. The Agreement with Greater Bay Bancorp provides, among its terms, a $1,000,000 financing facility with a borrowing formula of 80% of eligible receivables, collateralized with a first lien on all assets. The finance fees on this Greater Bay Bancorp facility are 1.5% per month (18% annual rate) on average daily cash balances with an additional administrative fee and an annual commitment fee. There are no financial covenants under this facility. On October 10, 2003, the maximum commitment under this financing facility was increased to $1,500,000. In connection with this increase, we executed a warrant agreement with Pacific Business Funding for 277,777 shares of our common stock at an exercise price of $0.09 per share and an expiration date of October 14, 2013. The warrant also provides Pacific Business Funding a $25,000 put in lieu of exercising the warrant. The warrant is marked-to-market on the financial statements, which resulted in us recording an expense of $120,000 in fiscal year ended December 31, 2003. We recorded non-cash income of $40,000 to reflect the mark to market reduction in the estimated fair value of the warrant for the quarter ended June 30, 2004. The fair value of the put warrant at June 30, 2004 was $71,400.

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

Management is currently discussing with Pacific Business Funding additional increase in the line of credit to a maximum commitment of $2,500,000. There are no assurances that the Company will be successful. Pacific Business Funding in July, 2004 verbally offered to increase the line to $2,000,000 with a possible reduction in the interest rate.

During the first quarter of 2004, we entered into an agreement with our largest vendor in connection with an increase in our line of credit for material purchases to provide this vendor a second lien on all of the our assets.

In December 2002, the terms of the remaining subordinated notes in the principal amount of $750,000 were modified by which a) $500,000 of principal and $30,500 of accrued interest were converted to equity in exchange for 1,785,000 shares of the Company’s common stock, b) the interest rate on the remaining $250,000 principal balance was reduced from 8% to 4% and c) the due date on the notes were changed so that $25,000 became due by June 30, 2003 and the balance of $225,000 became due on January 30, 2004 . In March 2003, the Company paid down $25,000 of the notes. In June 2003, 250,000 shares of convertible redeemable Series B preferred stock was issued in exchange for $62,500 of Related Party Note Payable. In December 2003, the remaining $162,500 principal balance due under the Note was extended to January 2005 and the interest rate was raised to 6% per annum effective January 1, 2004.

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

The following table discloses our contractual commitments (excluding bank loans under our bank line of credit), as of June 30, 2004, relating to lease obligations and long-term debt and redeemable preferred stock for future periods (See footnotes 3, 4, 5 and 6):

Years ended December 31,	Operating Leases	Capital Leases	Related Party Notes Payable	Redeemable Preferred Stock	Year ending December 31,

2004
(six months)	$167,000	$14,800	$—	$—	$181,800

2005	189,600	31,700	752,800	—	974,100

2006	83,400	18,900	—	—	102,300

2007	78,500	4,900	—	—	83,400

2008	—	—	—	937,200	937,200

	$518,500	$70,300	$752,800	$937,200	$2,278,800

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

Part II. OTHER INFORMATION

Item 1. Legal proceedings

On September 10 and October 31, 2003, the Company filed two separate lawsuits in Contra Costa County Superior Court California against several former employees of the Company including Charles E. Lincoln, and their related business entities for misappropriation of trade secrets, breach of contract, and various business torts. These cases are currently in discovery and trial dates have been set for November 8, 2004 and February 14, 2005 . In one case , a preliminary injunction was granted by the court against the defendants. Defendants filed a cross claim against the Company and its chief operating officer in the other case. The Company believes there is no basis for the cross-complaint. On July 1st, 2004, the Company entered into a contingency fee agreement with its outside counsel that all fees in the Lincoln case after that date will be recovered from the defendants. Any amounts recovered in excess of legal bills will be divided equally between the Company and its outside counsel.

On August 8, 2004, the Company, for the sum of $6,300, settled an action brought by the trustee-in-bankruptcy of E-time Capital to settle what they claim was a preferential distribution. The amount was a de minimus settlement and was in the Company’s best interest.

Mr. Christopher R. Smith, who was employed by the Company as Chief Executive Officer and President, and served on the Company’s Board of Directors, until his resignation effective April 14, 2003. As of April 3, 2003, according to the Company’s records, Mr. Smith owned 872,950 shares of the Company’s common stock. The Company is reviewing its rights and obligations under Mr. Smith’s option agreement dated August 10, 1999, which provided an option to purchase 2,463,869 common shares at an exercise price of $0.08 per share.  The previous CEO of the Company had options on 2,463,896 shares of common stock and due to past actions, the Company believes, based on preliminary legal opinions, that it has grounds for voiding these options.

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

In the future, the Company plans to file for an increase in the number of authorized shares of common stock. As of June 30, 2004, Series A and B Preferred Stock would be convertible into 12,825,174 and 32,861,120 shares of common stock, respectively. Conversion is subject to limitations to the extent shares are not available for conversion as set forth in the Preferred Stock Purchase Agreements before any issuance of common stock pursuant to any outstanding option or warrant exercise. During the quarter ended June 30, 2004, there were no conversions of any Series A and B convertible redeemable preferred stock into common stock.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5. Other Information

In April 2003, Mr. Christopher Smith resigned as a director of the Company. On May 8, 2003 George Malin was elected a director of COMC to fill a vacancy.

Our By-laws provide that our Board of Directors shall be composed of five to seven members. George Malin resigned from the Board effective November 23, 2003.  Our By-laws permit the Board of Directors to fill any vacancy and the new director may serve until the next meeting of stockholders or until his successor is elected and qualified. On July 13, 2004, John Repetti was appointed by the existing directors to fill a vacancy on the Board and became the fifth director as required by the Company’s By-Laws.

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

Dated: August 19, 2004

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