Form 10QSB/A
period 2004-06-30
COMC INC
filed 2004-10-18
CIK 754568

As Filed with the Securities and Exchange Commission on October 18, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB/A
Amendment No. 1

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

  Yes  ☐   No  ☒

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 to revise certain information contained under the caption "Part II.  Other Information - Item 1.  Legal Proceedings".

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

Mr. Christopher R. Smith, who was employed by the Company as Chief Executive Officer and President, and served on the Company’s Board of Directors, until his resignation effective April 14, 2003. As of April 3, 2003, according to the Company’s records, Mr. Smith owned 872,950 shares of the Company’s common stock. The Company is reviewing its rights and obligations under Mr. Smith’s option agreement dated August 10, 1999, which provided an option to purchase 2,463,869 common shares at an exercise price of $0.08 per share.  The previous CEO of the Company had options on 2,463,896 shares of common stock and due to past actions, the Company believes that it may have grounds for voiding these options.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

COMC, INC.

By: /s/ Janice B. Fuellhart
——————————————
Janice B. Fuellhart, Chairman

Dated: October 15, 2004