Form 10QSB
period 2004-09-30
COMC INC
filed 2004-11-22
CIK 754568

As Filed with the Securities and Exchange Commission on November 22, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes ☒ No ☐

As of November 22, 2004 a total of 30,520,328 shares of COMC's common stock were issued; 26,719,091 shares of COMC's common stock were outstanding, and 3,801,237 shares of COMC's common stock are held in treasury.

Transitional Small Business Disclosure Format (check one):

  Yes  ☐   No  ☒

COMC Inc., and Subsidiary

INDEX

Form 10QSB

I. FINANCIAL INFORMATION
               ITEM 1.  Financial Statements

COMC, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Current:
Cash and cash equivalents	$85,700	$384,300
Accounts receivable, less allowance for doubtful
accounts of $40,000 and $58,300, respectively	3,043,200	3,143,200
Work in process, unbilled	865,800	787,100
Inventories	322,100	117,600
Prepaid expenses and other current assets	244,200	104,500

Total Current Assets	4,561,000	4,536,700
Property and Equipment, net	345,200	491,500
Other Assets	58,700	48,500

Total Assets	$4,964,900	$5,076,700

See accompanying notes to condensed consolidated financial statements -3-
COMC, Inc. and Subsidiary Condensed Consolidated Balance Sheets (continued)
	September 30, 2004	December 31, 2003
	(unaudited)
Liabilities, Convertible Redeemable Preferred Stock and
Shareholders’ Deficiency
Current Liabilities:
Bank borrowings	$1,941,600	$1,707,700
Accounts payable	1,862,600	1,336,100
Accrued expenses	660,500	753,600
Current portion of capital lease obligations	31,000	29,000
Customer deposits	55,800	218,800
Related Party Notes Payable	752,800	—
Accrued interest due related parties	56,500	5,200

Total Current Liabilities	5,360,800	4,050,400

Capital Lease Obligations, net of current portion	32,000	55,500

Fair Value of Put Warrant	65,800	120,000
Related Party Notes Payable	—	565,200

Convertible Redeemable Preferred Stock:

Series A, $.01 par value; 2,000,000 shares authorized;
1,298,857.41 and 1,205,216,33 shares issued and outstanding, respectively	371,500	358,100
Series B, $.01 par value; 4,000,000 shares authorized; 1,615,958
and 1,555,556 shares issued and outstanding, respectively	690,200	562,100

Total Liabilities	6,520,300	5,711,300

Commitments and Contingencies (Notes 3, 4, and 6)

Shareholders’ Deficiency :

Common stock, $.01 par value; 40,000,000 shares authorized;
30,520,328 and 30,510,328 shares issued; 26,719,091 and
26,709,091 shares outstanding, respectively	305,200	305,100
Additional paid-in capital	16,877,500	16,874,100
Accumulated deficit	(16,485,800)	(15,561,500)

Treasury stock at cost: 3,801,237 and 3,801,237 shares,
respectively	(2,252,300)	(2,252,300)

Total Shareholders’ Deficiency	(1,555,400)	(634,600)

	$4,964,900	$5,076,700

See accompanying notes to condensed consolidated financial statements

COMC, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
	Three Months Ended September 30,	Nine Months Ended September 30,
	2004	2003	2004	2003

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues:	$2,878,200	$2,882,700	$9,559,900	$8,060,300
Cost of Revenues:	1,926,400	1,812,500	5,842,800	5,525,900

Gross Profit	951,800	1,070,200	3,717,100	2,534,400

Operating Expenses:
Selling, General & Administrative	1,456,200	1,118,000	4,145,500	3,409,200
Noncash Expenses:
Depreciation & Amortization	60,400	63,400	181,100	195,500

	1,516,600	1,181,400	4,326,600	3,604,700

Loss from Operations	(564,800)	(111,200)	(609,500)	(1,070,300)
Other Income (Expense)
Interest Expense	(103,400)	(53,900)	(282,000)	(151,700)
Interest Expense, related party	(24,600)	(1,600)	(59,200)	(6,100)
Finance fees and charges	5,600	—	54,200	200

	(122,400)	(55,500)	(287,000)	(157,600)

Loss Before Provision for Income Taxes	(687,200)	(166,700)	(896,500)	(1,227,900)
Income Tax Expense (Benefit)	—	—	1,600	(7,900)

Net Loss	$(687,200)	$(166,700)	$(898,100)	$(1,220,000)
Preferred Stock Dividend	(9,200)	(8,400)	(26,200)	(14,000)

Net Loss Attributable to Common Shareholders	$(696,400)	$(175,100)	$(924,300)	$(1,234,000)

Basic and Diluted Loss Per Common Share	$(0.03)	$(0.01)	$(0.03)	$(0.05)
Basic and Diluted Weighted-Average Common Shares Outstanding	26,719,091	26,684,091	26,718,726	25,868,949

See accompanying notes to condensed consolidated financial statements

COMC, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2004 (unaudited)	2003 (unaudited)
Cash Flows From Operating Activities:
Net Loss	$(898,100)	$(1,220,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	181,100	195,500
Change in fair value of put warrants	(54,200)	—
Provision for doubtful accounts	(18,300)	—
Issuance of common stock for services	3,500	14,200
Issuance of common stock in exchange for stock options	—	4,300
Issuance of convertible redeemable Series A preferred stock for expenses	—	32,200
Issuance of convertible redeemable Series B preferred stock for services	115,300	45,700

Changes in operating assets and liabilities:
Accounts Receivable and Work In Process Unbilled	39,600	(595,000)
Inventories	(204,500)	(9,900)
Prepaid expenses and other current assets	(139,700)	(80,700)
Accounts payable	526,500	322,000
Accrued expenses	(93,100)	(25,200)
Income taxes payable/refundable	—	400,900
Accrued interest due related parties	51,300	-
Customer deposits	(163,000)	(370,400)

Net Cash Used In Operating Activities:	(653,600)	(1,286,400)

Cash Flows From Investing Activities:
Deposits and Other assets	(10,200)	20,600
Purchase of property and equipment	(34,800)	(24,100)

Net Cash Used In Investing Activities	(45,000)	(3,500)

See accompanying notes to condensed consolidated financial statements. -6-
COMC, Inc. and Subsidiary Condensed Consolidated Statements of Cash Flows (continued)

	Nine Months Ended September 30,
	2004 (unaudited)	2003 (unaudited)

Cash Flows From Financing Activities:
Loans from Shareholders	187,600	—
Sale of Series A convertible redeemable preferred stock	—	312,500
Sale of Series B convertible redeemable preferred stock	—	215,000
Advances from bank loans	10,044,700	8,624,500
Repayments on bank loans	(9,810,800)	(7,836,400)
Repayment on related party subordinate notes payable	—	(25,000)
Payments on capital lease obligations	(21,500)	(29,100)

Net Cash Provided By Financing Activities	400,000	1,261,500

Net (Decrease) Increase in Cash and Cash Equivalents	(298,600)	(28,400)
Cash and Cash Equivalents, beginning of period	384,300	29,400

Cash and Cash Equivalents, end of period	$85,700	$1,000

Cash Paid For:
Interest	$289,300	$171,000
Income taxes	$—	$1,600
Non Cash Financing Activities:
Accrued dividend for Series A and B convertible
redeemable Preferred stock	$26,200	$14,000
Issuance of common stock in exchange for stock options	$—	$4,300
Issuance of Series B preferred stock in exchange for related party note payable	$—	$62,500

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

Basis of Presentation

The interim consolidated financial statements presented have been prepared by COMC, Inc. without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature (except as discussed below) necessary for a fair statement of (a) the results of operations for the three months and nine months ended September 30, 2004 and 2003, (b) the Company's financial position at September 30, 2004 and (c) the cash flows for the nine months ended September 30, 2004 and 2003. Interim results are not necessarily indicative of results for a full year. During the quarter ended March 31, 2004, the Company recognized approximately $198,000 of revenue related to the final close out of certain jobs that were completed in prior years. The $198,000 was previously included in the caption Customer Deposits in the Company's consolidated balance sheet.

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

.

COMC Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ICF Communication Solutions, Inc. (ICF). All significant intercompany accounts and transactions have been eliminated.

On August 17, 1998, the Company consummated the acquisition of ICF Communication Systems, Inc. (ICF). Under the terms of the Agreement and Plan of Merger dated July 24, 1998, ICF merged with and into a wholly owned subsidiary of the Company that had been especially organized for purposes of this transaction (the Merger). In connection with the Merger, ICF's name was changed to ICF Communication Solutions, Inc. In consideration for the Merger, the two principals of ICF received an aggregate payment valued at approximately $14,000,000, as follows: $1,500,000 in cash at the closing of the transaction; $3,500,000 in promissory notes of which $162,500 remain outstanding as of September 30, 2004 and 6,493,506 shares of the Company's common stock valued at $9,000,000 or $1.386 per share. The Company agreed to use its best efforts to register the shares of common stock issued in connection with the Merger.

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

.

COMC Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements

Long Lived Assets

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

Advertising Costs

The cost of advertising is expensed as incurred. Advertising costs for the nine months ended September 30, 2004 and 2003, were approximately $5,100 and $4,800, respectively.

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

As of September 30, 2004 and December 31, 2003, the fair values of the Company's financial instruments approximate their historical carrying amounts.

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

SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income (loss) and earnings (loss) per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No.123. There were no options granted in the first half of 2004 and in 2003. Under the accounting provision of SFAS No. 123, the Company's proforma net loss and the basic and diluted net loss per common share would have been adjusted to the proforma amounts below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Loss Attributable to Common Shareholders:

As Reported	$(696,400)	$(175,100)	$(924,300)	$(1,234,000)
Add: Stock-based compensation
expense included in net loss	—	—	—	—
Deduct: Total stock-based
compensation expense
determined under fair value
based method for all award:	(700)	(700)	(2,100)	(19,500)

Pro forma	$(697,100)	$(175,800)	$(926,400)	$(1,253,500)

Basic and Diluted Earnings (loss) per share:
As reported	$(0.03)	$(0.01)	$(0.03)	$(0.05)
Pro forma	$(0.03)	$(0.01)	$(0.03)	$(0.05)

The Company applies the provisions of SFAS No. 128, "Earnings Per Share". SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earning of an entity. Anti-dilution provisions of SFAS No. 128 require consistency between diluted per-common-share amounts and basic per-common-share amounts in loss periods. Had the Company recognized net income in the three and nine months ended September 30, 2004, incremental shares attributable to the assumed exercise of 3,446,141 outstanding options and warrants would have increased diluted shares outstanding by 2,065,796 and 2,193,100 shares, respectively. Options to purchase 433,500 shares of common stock at prices between $0.30 per share and $1.00 per share were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.

The previous CEO of the Company had, included in the above amount, options on 2,463,896 shares of common stock and due to his past actions, the Company believes that it may have grounds for voiding these options.

As of September 30, 2004 the Series A and B convertible redeemable preferred stock outstanding could be converted into an aggregate of 45,307,734 shares of common stock, subject to limitations on conversion to the extent shares are not available on conversion as set forth in the Preferred Stock Purchase Agreements.

During the nine months ended September 30, 2004, there were no conversions of any Series A and B convertible redeemable preferred stock into common stock.

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

In November 2003, the Emerging Issues Task Force ("EITF") issued EITF No. 03-6 "Participating Securities and the Two-Class Method under FASB Statement No. 128", which provides for a two-class method of calculating earnings per share computations that relate to certain securities that would be considered to be participating in conjunction with certain common stock rights. This guidance is applicable to the Company starting with the third quarter beginning July 1, 2004. The Company believes that the adoption of this pronouncement does not impact the Company's earnings per share calculations for the period ended September 30, 2004.

2. Future Prospects

The Company had an operating loss and incurred a net loss in the nine months ended September 30, 2004 after incurring operating losses and net losses in 2003 and 2002, and has a capital deficiency at December 31, 2003 and September 30, 2004. The Company has limited additional financing available under its current accounts receivable financing facility in order to fund any additional cash required for its operations or otherwise. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management has during 2004 and 2003 taken steps to improve the situation, including the replacement of the Comerica line of credit with a new financing arrangement with Pacific Business Funding, a division of Greater Bay Bancorp, and further cuts in overhead costs, the closing of the Company's Birmingham facility, the downsizing of the Company's Houston and Phoenix operations, and changes in the Company's management.

Any temporary lack of available financing could have a materially unfavorable effect on the Company's financial position. The Company's long-term prospects are dependent upon a return to profitability and/or the ability to raise additional capital as necessary to finance operations. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

As the puttable warrant may require cash settlement, the Company has classified the instrument as a liability in accordance with SFAS No. 150. As of September 30, 2004, the fair value of the warrant was estimated at $65,800 and, consequently, in the first nine months of 2004 the Company has in the accompanying consolidated statements of operations, under the caption Financing Fees and Charges, recognized $54,200 in non-cash income. At September 30, 2004, the Company estimated the fair value of the warrant by using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 153%; risk free interest rate of 4.00%; and the remaining contractual life of the warrant.

On November 20, 2003, Pacific Business Funding had advanced funds in the aggregate amount of $1,767,600 under the existing facility and continued to provide advances in December 2003 in excess of the $1,500,000 line. A second amendment to the factoring agreement was executed on January 2, 2004 and provided, among other items, an increase to a maximum commitment of $1,800,000 and extension of the facility through January 3, 2005. A third amendment to the factoring agreement was executed on September 2, 2004 and provided, among other items, an increase to a maximum commitment of $2,000,000, a reduction in the interest to 1.25% per month (15% annual rate), and extension of the facility through January 3, 2005. A new factoring agreement was executed effective October 1, 2004, and provided, among other items, an increase to a maximum commitment of $2,750,000, a reduction in the interest to 1.0% per month (12% annual rate), and extension of the facility through October 31, 2005.

In the first quarter of 2004, the Company's largest supplier increased the Company's line of credit to $500,000 and has a second lien on all of the Company's assets.

Debt Financing

From 1998 through 2002, the Company acquired twelve vehicles for a total purchase price of $216,000 under capital lease arrangements with the vehicles as security. The loans bear interest at rates ranging from 0.9% to 9.7% .

COMC Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements

As of September 30, 2004, the annual maturities of the debt financing discussed above for years ending December 31, are as follows:

Years Ending December 31,

2004 (three months)	$7,500
2005	31,700
2006	18,900
2007	4,900

$63,000

4.   Commitments and Contingencies

Operating Leases

The Company leases certain offices under operating leases expiring on various dates through 2007. As of September 30, 2004, the minimum future rental commitments under non-cancelable operating leases payable over the remaining terms of the operating leases are:

Years Ending December 31,

2004 (three months)	$83,500
2005	189,600
2006	83,400
2007	78,500

$435,000

Rent expense during the nine months ended September 30, 2004 was, net of sublease income, $168,100.

Legal Matters

On September 10 and October 31, 2003, the Company filed two separate lawsuits in Contra Costa County Superior Court California against several former employees of the Company including Charles E. Lincoln, and their related business entities for misappropriation of trade secrets, breach of contract, and various business torts. These cases are currently in discovery and trial dates have been set for November 8, 2004 and February 14, 2005. In one case, a preliminary injunction was granted by the court against the defendants. Defendants filed a cross claim against the Company and its Chief Operating Officer ("COO") in the other case. The Company believes there is no basis for the cross-complaint. On July 1st, 2004, the Company entered into a contingency fee agreement with its outside counsel that all fees in the Lincoln case after that date will be recovered from the defendants. Any amounts recovered in excess of legal bills will be divided equally between the Company and its outside counsel.

On August 8, 2004, the Company, for the sum of $6,300, settled an action brought by the trustee-in-bankruptcy of E-time Capital to settle what they claim was a preferential distribution. The amount was a de minimus settlement and was in the Company's best interest.

COMC Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements

Employment Agreements

In 2001, the Company amended the employment agreement with its current COO. The term of the employment agreement is the earlier of the due date of the Subordinated Note, repayment in full, or the sale or transfer of the note by the COO. The COO's salary was raised from an annual salary of $135,000 to $150,000 effective January 1, 2004; however, his employment agreement was not changed. See Note 5.

The Company's current Chairman and Chief Executive Officer ("CEO") is an "At Will" employee at an annual salary of $135,000. The Company started paying the CEO her annual salary in September 2003, and had, as of December 31, 2003 accrued $56,300 in salary for the period April through August 2003. The CEO's salary was increased effective January 1, 2004 to an annual salary of $150,000. As of May 7, 2004, the entire amount of the December 31, 2003 accrued salary has been paid.

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

In the nine months ended September 30, 2004, interest expense associated with the above notes aggregated $7,300.

In December 2003, the COO was awarded 667 shares of convertible redeemable Series B stock, valued at $6,000, as compensation. In December 2003, the Controller and Principal Accounting Officer was awarded 222 shares of convertible redeemable Series B stock, valued at $2,000, as compensation.

In March 2003, the Company issued 2,100,000 shares of common stock, valued at $42,000, for services that the CEO rendered in connection with assistance in financial restructuring provided in the quarter ended June 30, 2003 and additional services to be provided over the next year. During the quarter ended June 30, 2003, the CEO received 75,000 shares of convertible redeemable Series B preferred stock, valued at $15,000, as compensation for services rendered in connection with the restructuring. In December 2003, the CEO was awarded 667 shares of convertible redeemable Series B Preferred Stock, valued at $6,000, as compensation. In September 2004, the CEO was awarded 38,444 shares of convertible redeemable Series B Preferred Stock, valued at $115,300, as compensation.

In the fourth quarter of 2003, certain Series A and B Convertible Redeemable Preferred shareholders lent ICF $208,900 at 18% interest, convertible into common stock of the Company at $.08 per share of common stock, at the Noteholder's option. Interest is payable on the due date of January 2, 2005 with interest also convertible into common stock on the same basis as the principal. Interest expense associated with the above Loans from shareholders was accrued and aggregated $4,700 during the fiscal year ended December 31, 2003. As the fair value of the Company's stock in November and December exceeded the conversion price, the Company recognized a deemed non-cash charge of $193,800 resulting from the imputed beneficial conversion discount in 2003. Interest expense associated with these Loans from shareholders was accrued and aggregated $28,200 during the nine months ended September 30, 2004. At September 30, 2004, the principal amount of $208,900 plus accrued interest are convertible into 2,964,785 shares of common stock.

In the nine months ended September 30, 2004, certain Series A and B Convertible Redeemable Preferred shareholders lent ICF $187,600 at 24% interest per annum. Interest is payable on the due date of January 2, 2005. Interest expense associated with these Loans advanced from shareholders was accrued and aggregated $28,300 during the nine months ended September 30, 2004.

COMC Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements

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

In June 2003, the Company raised $215,000 through a private placement of 1,075,000 shares of Series B Convertible Redeemable Preferred Stock for $.20 per share with various accredited investors. In addition, 250,000 shares of convertible redeemable Series B preferred stock were issued in exchange for $62,500 of Related Party Note Payable. In addition, the CEO received 75,000 shares of convertible redeemable Series B preferred stock, valued at $15,000, as compensation for services rendered in connection with the restructuring. In September 2003, an additional 154,000 shares of Series B Convertible Redeemable Preferred Stock were issued, valued at $246,400 for reimbursement of expenses in the third quarter of 2003. As the deemed fair value of the 154,000 shares of series B convertible redeemable preferred stock issued in September exceeded the expenses to be reimbursed, the Company recognized a non cash charge of $215,600 in connection with the stock issuance. In December 2003, the CEO was awarded 667 shares of convertible redeemable Series B Preferred Stock, valued at $6,000, as compensation. In December 2003, the COO was awarded 667 shares of convertible redeemable Series B stock, valued at $6,000, as compensation. In December 2003, the Controller and Principal Accounting Officer was awarded 222 shares of convertible redeemable Series B stock, valued at $2,000, as compensation. In September 2004, the CEO was awarded 38,444 shares of convertible redeemable Series B Preferred Stock, valued at $115,300, as compensation.

Accrued dividends for the nine months ended September 30, 2004 on Series A and B Convertible Redeemable Preferred Stock were $13,400 and $12,700, respectively. Accrued dividends as of December 31, 2003 on Series A and B Convertible Redeemable Preferred Stock were $13,400 and $9,200, respectively. During the nine months ended September 30, 2004, there were no conversions of any Series A and B convertible redeemable preferred stock into common stock.

COMC Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements

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

As of September 30, 2004 accrued dividends on the Series A Preferred Stock amounted to $26,800.	As of September 30, 2004 accrued dividends on the Series B Preferred Stock amounted to $22,000.

Liquidation Preference	Liquidation Preference

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

The Series B Preferred stockholders have the right to demand the Company to redeem the Series B Preferr ed Stock four years and nine months after the date of issuance. After a two-year period, the Company has the right, at any time, without penalty, to redeem the Series B Preferred Stock. If the Company exercises its right, the Series B Preferred stockholders will have 10 business days to make a decision to either convert their Series B Preferred Stock into common stock or have their shares

As of September 30, 2004, Series A and B Preferred Stock would be convertible into 12,988,574 and 32,319,160, respectively, shares of common stock, subject to limitations as set forth in the Preferred Stock Purchase Agreements.

COMC Inc., and Subsidiary
Notes to Condensed Consolidated Financial Statements

7. Shareholders’ Common Stock Equity

In March 2003, the Company issued 2,100,000 shares of common stock for services to the Chairman, President and CEO of the Company, and 735,000 shares of common stock to a financial advisor for services rendered in connection with assistance in financial restructuring provided in the quarter ended September 30, 2003 and additional services to be provided over the next year. These shares have certain service milestones that provide for a clawback of shares if services are terminated. Of these shares, 708,750 vested immediately with a remaining balance of 2,126,250, of which 50% vested on October 1, 2003 and 50% vested on March 31, 2004, respectively. The 2,835,000 shares were valued at $.02 per share, or $56,700. See Note 5.

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

In the first nine months of 2004, revenues from the Company’s two largest customers accounted for approximately 65% and 15%, respectively, of total revenues. Accounts receivable balances at September 30, 2004 from these two customers represented approximately 64% and 9%, respectively, of net accounts receivable. In the first nine months of 2003, revenues from the Company’s two largest customers accounted for approximately 49%, and 33%, respectively, of total revenues. No other customer accounted for more than 10% of total revenue in the three months and nine months ended September 30, 2004 and 2003, respectively.
The concentrations of revenues and related receivables as of and for the nine months ended September 30, 2004 as described above expose the Company to a relatively greater degree of risk of loss than would be the case with greater customer diversification.

9. Purchase Commitment; Asset Purchase Agreement

On July 14, 2004, the Company’s operating subsidiary, ICF Communication Solutions, Inc. signed an Asset Purchase Agreement to acquire certain operating assets of Southwest Century Communications, Inc. (“Southwest Century”), a Houston, Texas based voice and data company similar to ICF. The agreement is to close within 90 days from the date of the Asset Purchase Agreement and requires the transfer to ICF of a minimum of $800,000 of realizable assets for a consideration of $1,300,000. For the nine months ended September 30, 2004, Southwest Century had revenues of $1,669,000. Concurrent with the Asset Purchase Agreement, ICF agreed to advance up to a maximum of $75,000 before the closing of which $37,500 was advanced on July 14, 2004 to Southwest Century. As of September 30, 2004, an additional $25,000 had been advanced. This amount is personally guaranteed by the two owners of Southwest Century. One of the principal owners of Southwest Century will receive a two-year employment contract at an annual salary of $125,000 commencing with the closing and will become Regional Manager of ICF’s Texas operations. ICF has already moved several of its Houston, Texas based employees to Southwest Century’s premises and have agreed to a month to month facility rental charge that ICF will pay Southwest Century. Although the initial 90-day term of the Southwest Century Communications, Inc. Asset Purchase Agreement has expired, ICF is continuing its efforts to arrange financing to consummate a closing. If ICF does not obtain adequate financing, there is no assurance that this transaction will close.

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

While we do not design or take the research and development risk borne by the manufacturers of the equipment we service, we continue to invest in the latest training and certification for the networks we support. Specifically for data, we support products designed by Cisco Systems, Inc., Avaya, Inc., Bay Networks (a division of NorTel Networks) and 3Com. For voice products, we support products designed by Avaya, Inc., NorTel Networks and NEC.

Recent Events

In the first nine months of 2004, there was a substantial increase in business as compared to the first half of 2003 when there was a general downturn in the telecommunications market.

The Company had an operating loss and incurred a net loss in the nine months ended September 30, 2004 and incurred operating losses and net losses in 2003 and 2002, and has a capital deficiency at December 31, 2003 and September 30, 2004. The Company has limited additional financing available under its current accounts receivable financing facility in order to fund any additional cash required for its operations or otherwise. These matters raise substantial doubt about the Company's ability to continue as a going concern.  BDO Seidman LLP, the Company's public accountant, issued a going concern opinion in their report for the fiscal years ending December 31, 2003 and 2002.  Management has during 2004 and 2003 taken steps to improve the situation, including the replacement of the Comerica line of credit with a new financing arrangement with the Pacific Business Funding, a division of Greater Bay Bancorp, and further cuts in overhead costs, the closing of the Company's Birmingham facility, the downsizing of the Company's Houston and Phoenix operations, and changes in the Company's management. A new factoring agreement was executed with Pacific Business Funding effective October 1, 2004, and provided, among other items, an increase to a maximum commitment of $2,750,000, a reduction in the interest to 1.0% per month (12% annual rate), and extension of the facility through October 31, 2005. Although the initial 90-day term of the Southwest Century Communications, Inc. Asset Purchase Agreement has expired, ICF is continuing its efforts to arrange financing to consummate a closing. If ICF does not obtain adequate financing by the date of closing, there is no assurance that this transaction will close.

In the fourth quarter of 2003, certain Series A and B shareholders lent ICF, our operating subsidiary, $208,900 at 18% interest, convertible into common stock of the Company at $.08 per share, at the Noteholder's option. Interest is payable on the due date of January 2, 2005 with interest also convertible into common stock on the same basis as the principal. Interest expense associated with the above loan from shareholders was accrued and aggregated $4,700 during the fiscal year ended December 31, 2003. As the fair value of our stock in November and December 2003 exceeded the conversion price, we recognized a deemed non cash charge of $193,800 resulting from the imputed beneficial conversion discount in 2003. Interest expense associated with these Loans from shareholders was accrued and aggregated $28,200 nine months ended September 30, 2004. At September 30, 2004, the principal amount of $208,900 and accrued interest are convertible into 2,964,785 chares of common stock.

In the nine months ended September 30, 2004, certain Series A and B Convertible Redeemable Preferred shareholders lent ICF $187,600 at 24% interest per annum. Interest is payable on the due date of January 2, 2005. Interest expense associated with these Loans advanced from shareholders was accrued and aggregated $28,300 during the nine months ended September 30, 2004.

The Company is making efforts to find an additional equity investor which, if found, will provide capital for growth. On April 29, 2004, we entered into an agreement with Ladenburg, Thalmann & Company, covering a 120-day period and a fee advance of $25,000, to help in finding additional capital or a merger partner for the Company. On September 29, 2004, we terminated Ladenburg, Thalmann & Company; however, there is a tail provision in their agreement that provides for a fee in the event that an investor they identified provides capital or becomes a merger partner. We are continuing our efforts to find an additional equity investor. The Company has signed a non-binding letter of intent with Laurus Master Fund, Ltd. ("Laurus") to provide up to a maximum of $7,500,000 of financing as a loan with a thirty-six month term with principal and is convertible into equity generally at the option of Laurus. It is anticipated that this transaction will close in November 2004; however, there are no assurances that the transaction will close.  In connection with a closing of this transaction with Laurus, certain related party notes payable and Series A and B Preferred Stock will convert to equity.

Any temporary lack of available financing could have a materially unfavorable effect on the Company's financial position.

On July 14, 2004, the Company's operating subsidiary, ICF Communication Solutions, Inc. signed an Asset Purchase Agreement to acquire certain operating assets of Southwest Century Communications, Inc. ("Southwest Century"), a Houston, Texas based voice and data company similar to ICF. The agreement is to close within 90 days from the date of the Asset Purchase Agreement and requires the transfer to ICF of a minimum of $800,000 of realizable assets for a consideration of $1,300,000. For the six months ended June 30, 2004, Southwest Century had revenues of $1,051,000. Concurrent with the Asset Purchase Agreement, ICF agreed to advance up to a maximum of $75,000 before the closing of which $37,500 was advanced on July 14, 2004 to Southwest Century. As of September 30, 2004, an additional $25,000 had been advanced. This amount is personally guaranteed by the two owners of Southwest Century. One of the principal owners of Southwest Century will receive a two-year employment contract at an annual salary of $125,000 commencing with the closing and will become Regional Manager of ICF's Texas operations. ICF has already moved several of its Houston, Texas based employees to Southwest Century's premises and have agreed to a month to month facility rental charge that ICF will pay Southwest Century. Although the initial 90-day term of the Southwest Century Communications, Inc. Asset Purchase Agreement has expired, ICF is continuing its efforts to arrange financing to consummate a closing. If ICF does not obtain adequate financing, there is no assurance that this transaction will close.

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

Results of Operations – For the Three and Nine Month Periods ended September 30, 2004 and September 30, 2003, the Results of Operations were as follows:

Revenues were $2,878,200 and $2,882,700 for the three months ended September 30, 2004 and 2003, respectively, representing a decrease of 0.2%. Included in our revenues were $14,600 and $29,000 of recruitment service revenues for the three months ended September 30, 2004 and 2003, respectively. Revenues in the third quarter of 2004 were 12.2% less than the second quarter 2004 revenues of $3,301,200.

Our revenues were $9,559,900 and $8,060,300 for the nine months ended September 30, 2004 and 2003, respectively, representing an increase of 18.6%. Data and Voice Services continued to show the effects of a decline in project work relating to one of our larger existing clients. Since 2003, we are not actively seeking new business in our Recruitment Services Division. Further, during the quarter ended March 31, 2004, the Company recognized approximately $198,000 of revenue relating to the final close out of certain jobs that were completed in prior years. The $198,000 was previously included in the caption Customer Deposits in the Company's consolidated balance sheet.

Cost of revenues was $1,926,400 and $1,812,500 for the three months ended September 30, 2004 and 2003 respectively, representing an increase of 6.3%. Our Gross Profit for the comparable periods was $951,800 and $1,070,200, respectively, representing a decrease of 11.1%. The Gross Profit margin for the three months ended September 30, 2004 was 32.8% as compared to a Gross Profit margin of 37.1% for the three months ended September 30, 2003. This is due to higher material and labor costs on certain project work. Included in our Gross Profits were $5,000 and $9,000 of recruitment service Gross Profit for the three months ended September 30, 2004 and 2003, respectively.

Cost of revenues was $5,842,800 and $5,525,900 for the nine months ended September 30, 2004 and 2003 respectively, representing an increase of 5.7%. Our Gross Profit for the comparable periods was $3,717,700 and $2,534,400, respectively, representing an increase of 46.7%. The Gross Profit margin for the nine months ended September 30, 2004 was 38.9% as compared to a Gross Profit margin of 31.4% for the nine months ended September 30, 2003. Included in our Gross Profits were $20,700 and $26,400 of recruitment service Gross Profit for the six months ended June 30, 2004 and 2003, respectively.

Selling, general and administrative ("SG&A") expenses increased 30.2% to $1,456,200 for the three months ended September 30, 2004 from $1,118,000 for the three months ended September 30, 2003. This also compares with $1,334,000 of similar expense in the previous quarter ended June 30, 2003. The increase in year over year comparable quarters was due primarily to increased legal costs and the issuance of Series B Preferred Stock, valued at $115,300, as compensation.

Also included in our SG&A expenses are our holding company expenses, which decreased by $29,000 to $72,800 for the three months ended September 30, 2004 from $101,800 for the three months ended September 30, 2003. Our prior quarter holding company expenses were $153,000 for the period ended June 30, 2004. The increase from the previous quarter was due primarily to decreased filing and legal fees.

Selling, general and administrative ("SG&A") expenses increased 21.6% to $4,145,300 for the nine months ended September 30, 2004 from $3,409,200 for the nine months ended September 30, 2003. The increase in year over year comparable periods was due primarily to increased legal costs and the issuance of Series B Preferred Stock, valued at $115,300, as compensation.

Also included in our SG&A expenses are our holding company expenses, which increased by $172,400 to $441,300 for the nine months ended September 30, 2004 from $268,900 for the nine months ended September 30, 2003. The increase in year over year comparable periods was due primarily to increased legal costs.

Depreciation and amortization expenses were $60,400 and $63,400 for the three months ended September 30, 2004 and 2003, respectively. This decrease was due to minimal purchases of field service and office equipment. We expect that depreciation will continue to decrease in dollar terms as a result of minimal investments in capital equipment required to support the business.

Depreciation and amortization expenses were $181,100 and $195,500 for the nine months ended September 30, 2004 and 2003, respectively. This decrease was due to minimal purchases of field service and office equipment. We expect that depreciation will continue to decrease in dollar terms as a result of minimal investments in capital equipment required to support the business.

We had a loss from operations of $564,800 for the three months ended September 30, 2004 compared to a loss of $111,200 for the three months ended September 30, 2003.

We had a loss from operations of $609,500 for the nine months ended September 30, 2004 compared to a loss of $1,070,300 for the nine months ended September 30, 2003.

Interest expense for our bank borrowings and capital lease financing increased to $103,400 for the three months ended September 30, 2004 from $53,900 for the three months ended September 30, 2003 due to increased utilization on our line of credit borrowings plus higher interest rates. The Company recognized non-cash income of $5,600 in the three months ended September 30, 2004. This represents a valuation adjustment as of September 30, 2004 of the warrant to purchase 277,777 shares of our common stock, issued to Pacific Business Funding in October 2003 in connection with an increase in our financing facility. This warrant has a ten-year term with a exercise price of $.09 per share of common stock and a $25,000 put provision. Interest expense - related party, which includes interest accrued on loans from certain Series A and B Preferred Shareholders of the Company, increased from $1,600 in the three month period ended September 30, 2003 to $24,600 in the three months ended September 30, 2004 due to increased borrowing.

Interest expense for our bank borrowings and capital lease financing increased to $282,000 for the nine months ended September 30, 2004 from $151,700 for the nine months ended September 30, 2003 due to increased utilization on our line of credit borrowings plus higher interest rates. The Company recognized non-cash income of $54,200 in the nine months ended September 30, 2004, which represents an adjustment to the value of the warrant issued to Pacific Business Funding. Interest expense - related party, which includes interest accrued on loans from certain Series A and B Preferred Shareholders of the Company, increased from $6,100 in the nine month period ended September 30, 2003 to $59,200 in the nine months ended September 30,2004 due to increased borrowing.

During the nine months ended September 30, 2004 and 2003, the Company provided a 100% valuation allowance in our deferred tax assets as we are unable to conclude that it is more likely than not that such deferred tax assets will be realized.

During the three month period ended September 30, 2004 and September 30, 2003, we did not recognize any state tax benefits. During the nine month period ended September 30, 2004 and September 30, 2003, we recognized a state tax expense of $1,600 and recognized a state tax benefit of $7,900, respectively.

Net Loss Attributable to Common Shareholders was $696,400 or $0.03 per share for the three-month period ended September 30, 2004 after providing for a preferred stock dividend accrual of $9,200 for the three-month period then ended. This compares to a Net Loss Attributable to Common Shareholders of $175,100 or $0.01 per share for the three-month period ended September 30, 2003.

Net Loss Attributable to Common Shareholders was $924,300 or $0.03 per share for the nine-month period ended September 30, 2004 after providing for a preferred stock dividend accrual of $26,200 for the nine-month period then ended. This compares to a Net Loss Attributable to Common Shareholders of $1,234,000 or $0.05 per share for the nine-month period ended September 30, 2003.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $85,700 at September 30, 2004 compared to $384,300 at December 31, 2003. The decrease was mainly attributable to increased working capital requirements to fund operating activities.

Cash Flows From Operating Activities. For the nine months ended September 30, 2004, cash used in operating activities was $653,600.

Accounts receivable and work in process unbilled decreased by $39,600 due to increased collections offset by a decline in billings from the previous quarter. Inventories increased by $204,500 in the period ended September 30, 2004 due to increased inventory purchases. Prepaid expenses and other current assets increased by $139,700 due primarily to increased prepaid insurance premiums and cash advances made to Southwest Century. Net increase in payables and accruals amounted to $484,700 primarily due to an increase in account payables for material purchases.

Cash Flows Used In Investing Activities. For the nine months ended September 30, 2004, cash used in investing activities was $45,000.  For the nine month period ended September 30, 2004, we acquired $34,800 of property and equipment as compared to $24,100 of additions in the nine month period ended September 30, 2003.

Cash Flows From Financing Activities. Net cash used in financing activities during the nine months ended September 30, 2004 was $400,000. The cash generated arose from $187,600 of proceeds from shareholder loans offset by $21,500 of debt repayment on capital lease obligations. In addition, bank borrowings increased by $233,900 from December 31, 2003 to September 30, 2004.

At September 30, 2004, we had a working capital deficiency of $799,800 as compared to positive working capital of $486,300 at December 31, 2003. This was primarily due to our Related Party Notes Payable in the amount of $752,800, which as of September 30, 2004 were classified as part of our current liabilities while as of December 31, 2003 they were classified as part of our long-term liabilities in the amount of $565,200. These Notes become due in January, 2005.

The Company had an operating loss and incurred a net loss in the nine months ended September 30, 2004 and incurred operating losses and net losses in 2003 and 2002, and has a capital deficiency at December 31, 2003 and September 30, 2004. The Company has limited additional financing available under its current accounts receivable financing facility in order to fund any additional cash required for its operations or otherwise. These matters raise substantial doubt about the Company's ability to continue as a going concern.  BDO Seidman LLP, the Company's public accountant, issued a going concern opinion in their report for the fiscal years ending December 31, 2003 and 2002.  Management's plans in regards to the foregoing uncertainty are described below.

Management has during 2002, 2003 and up to the date of this report in 2004 taken steps to improve the situation, including the $500,000 (plus $30,500 in accrued interest) conversion of a shareholder note to equity, treated as a capital contribution, the replacement of the Comerica line of credit with a new financing arrangement with the Pacific Business Funding, a division of Greater Bay Bancorp, and further cuts in overhead costs, the closing of the Company's Birmingham facility, the downsizing of the Company's Houston and Phoenix operations, and changes in the Company's management.

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

In the future, the Company plans to file for an increase in the number of authorized shares of common stock. As of June 30, 2004, Series A and B Preferred Stock would be convertible into 12,988,574 and 32,319,160 shares of common stock, respectively. Conversion is subject to limitations to the extent shares are not available for conversion as set forth in the Preferred Stock Purchase Agreements before any issuance of common stock pursuant to any outstanding option or warrant exercise. During the nine months ended September 30, 2004, there were no conversions of any Series A and B convertible redeemable preferred stock into common stock.

In the fourth quarter of 2003, certain Series A and B shareholders lent ICF, our operating subsidiary, $208,900 at 18% interest, convertible into common stock of the Company at $.08 per share, at the Noteholder's option. Interest is payable on the due date of January 2, 2005 with interest also convertible into common stock on the same basis as the principal. As the fair value of our stock in November and December 2003 exceeded the conversion price, we recognized a deemed non cash charge of $193,800 resulting from the imputed beneficial conversion discount. At September 30, 2004, the principal amount of $208,900 and accrued interest of $28,200 are convertible into 2,964,785 shares of common stock.

In the nine months ended September 30, 2004, certain Series A and B Convertible Redeemable Preferred shareholders lent ICF $187,600 at 24% interest per annum. Interest is payable on the due date of January 2, 2005. Interest expense associated with these Loans advanced from shareholders was accrued and aggregated $28,300 during the nine months ended September 30, 2004.

In February 2003, we entered into a one-year accounts receivable financing facility with Pacific Business Funding, a division of Cupertino National Bank, which is part of Greater Bay Bancorp, to replace our facility with Comerica. The Agreement with Greater Bay Bancorp provides, among its terms, a $1,000,000 financing facility with a borrowing formula of 80% of eligible receivables, collateralized with a first lien on all assets. The finance fees on this Greater Bay Bancorp facility are 1.5% per month (18% annual rate) on average daily cash balances with an additional administrative fee and an annual commitment fee. There are no financial covenants under this facility. On October 10, 2003, the maximum commitment under this financing facility was increased to $1,500,000. In connection with this increase, we executed a warrant agreement with Pacific Business Funding for 277,777 shares of our common stock at an exercise price of $0.09 per share and an expiration date of October 14, 2013. The warrant also provides Pacific Business Funding a $25,000 put in lieu of exercising the warrant. The warrant is marked-to-market on the financial statements, which resulted in us recording an expense of $120,000 in fiscal year ended December 31, 2003. We recorded non-cash income of $54,200 to reflect the mark to market reduction in the estimated fair value of the warrant for the nine months ended September 30, 2004. The fair value of the put warrant at September 30, 2004 was $65,800.

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

A new factoring agreement was executed with Pacific Business Funding effective October 1, 2004, and provided, among other items, an increase to a maximum commitment of $2,750,000, a reduction in the interest to 1.0% per month (12% annual rate), and extension of the facility through October 31, 2005.

Although the initial 90-day term of the Southwest Century Communications, Inc. Asset Purchase Agreement has expired, ICF is continuing its efforts to arrange financing to consummate a closing. If ICF does not obtain adequate financing, there is no assurance that this transaction will close.

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

Any temporary lack of available financing could have a materially unfavorable effect on the Company's financial position. The Company's long-term prospects are dependent upon a return to profitability and/or the ability to raise additional capital as necessary to finance operations. The consolidated financial statements included in this annual report do not include any adjustments that might result from the outcome of this uncertainty.

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

The following table discloses our contractual commitments (excluding bank loans under our bank line of credit), as of September 30, 2004, relating to lease obligations and long-term debt and redeemable preferred stock for future periods (See footnotes 3, 4, 5 and 6):

Years ended December 31,	Operating Leases	Capital Leases	Related Party Notes Payable	Redeemable Preferred Stock	Year ending December 31,

2004
(three months)	$83,500	$7,500	$—	$—	$91,000
2005	189,600	31,700	752,800	—	974,100
2006	83,400	18,900	—	—	102,300
2007	78,500	4,900	—	—	83,400
2008	—	—	—	1,061,700	1,061,700

	$435,000	$63,000	$752,800	$1,061,700	$2,312,500

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

On August 8, 2004, the Company, for the sum of $6,300, settled an action brought by the trustee-in-bankruptcy of E-time Capital to settle what they claim was a preferential distribution. The amount was a de minimus settlement and was in the Company's best interest.

Mr. Christopher R. Smith, who was employed by the Company as Chief Executive Officer and President, served on the Company's Board of Directors until his resignation effective April 14, 2003. As of April 3, 2003, according to the Company's records, Mr. Smith owned 872,950 shares of the Company's common stock. The Company is reviewing its rights and obligations under Mr. Smith's option agreement dated August 10, 1999, which provided an option to purchase 2,463,896 common shares at an exercise price of $0.08 per share. Due to past actions, the Company believes that it may have grounds for voiding these options.

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

In June 2003, the Company raised $215,000 through a private placement of 1,075,000 shares of Series B Convertible Redeemable Preferred Stock for $.20 per share with various accredited investors. Each share of Series B Preferred Stock is convertible into twenty shares of common stock. In addition, 250,000 shares of convertible redeemable Series B preferred stock were issued in exchange for $62,500 of Related Party Note Payable. In addition, the CEO was awarded 75,000 shares of convertible redeemable Series B preferred stock, valued at $15,000, as compensation for services rendered in connection with the restructuring. In September 2003, an additional 154,000 shares of Series B Convertible Redeemable Preferred Stock were issued, valued at $246,400 for reimbursement of expenses in the third quarter of 2003, including an imputed $215,600 non-cash charge relating to the deemed fair value of shares issued in excess of reimbursable expenses. In December 2003, the CEO was awarded 667 shares of convertible redeemable Series B preferred stock, valued at $6,000, the Executive Vice President was awarded 667 shares of convertible redeemable Series B preferred stock, valued at $6,000 as compensation, and the Controller and Principal Accounting Officer was awarded 222 shares of convertible redeemable Series B preferred stock, valued at $2,000 as compensation, for services rendered. In September 2004, the CEO was awarded 38,444 shares of convertible redeemable Series B Preferred Stock, valued at $115,300, as compensation. The Series B Redeemable Preferred Stock provides for payment-in-kind dividends at a rate of 5%.

In the future, the Company plans to file for an increase in the number of authorized shares of common stock. As of September 30, 2004, Series A and B Preferred Stock would be convertible into 12,988,574 and 32,319,160 shares of common stock, respectively. Conversion is subject to limitations to the extent shares are not available for conversion as set forth in the Preferred Stock Purchase Agreements before any issuance of common stock pursuant to any outstanding option or warrant exercise. During the nine months ended September 30, 2004, there were no conversions of any Series A and B convertible redeemable preferred stock into common stock.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5. Other Information

Our By-laws provide that our Board of Directors shall be composed of five to seven members. George Malin resigned from the Board effective November 23, 2003. Our By-laws permit the Board of Directors to fill any vacancy and the new director may serve until the next meeting of stockholders or until his successor is elected and qualified. On July 13, 2004, John Repetti was appointed by the existing directors to fill a vacancy on the Board and became the fifth director as required by the Company's By-Laws.

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

Dated: November 22, 2004

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