Form 10KSB
period 2004-12-31
COMC INC
filed 2005-06-20
CIK 754568

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year ended: December 31, 2004                  Commission File Number 0-16472

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
Common Stock (par value $.01 per share)

Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant’s best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The aggregate market value of the 22,405,469 shares of outstanding voting common stock held by non-affiliates of the registrant as of March 31, 2005 (based upon the average bid and asked prices of such shares) was approximately $4,481,094, based on the closing sale price for March 31, 2005, as reported on the OTC Bulletin Board. For purposes of this calculation, directors and executive officers of the Registrant and their affiliates are deemed to be affiliates of the registrant.

The number of shares outstanding of Registrant’s Common Stock as of March 31, 2005 was 31,056,092.

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

TABLE OF CONTENTS

	PART I

ITEM 1.	DESCRIPTION OF BUSINESS	1

ITEM 2.	DESCRIPTION OF PROPERTY	7

ITEM 3.	LEGAL PROCEEDINGS	7

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	7

	PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	8

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS	10

ITEM 7.	FINANCIAL STATEMENTS	22

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE	23

Item 8A.	CONTROLS AND PROCEDURES	23

	PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
	PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
	ACT	24

ITEM 10.	EXECUTIVE COMPENSATION	25

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT	27

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	28

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	29

ITEM 13.	EXHIBITS, LIST AND REPORTS ON FORM 8-K	30

PART I

Our disclosure and analysis in this report contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events, but are not guarantees of performance.  Actual results may differ materially from those described in forward-looking statements.  Many factors mentioned in this report will be important in determining future results.  Therefore, you are requested to read the more detailed cautionary statement about forward-looking statements set forth in Item 6, “Management’s Discussion and Analysis below, and to consider all forward-looking statements in light of the risks and uncertainties described under the heading “Outlook and Risk Factors” under Item 6 below and in light of the additional factors set forth immediately below:

·	Impact of general economic conditions in North America;

·	Changes in laws and regulations;

·	Fluctuation in interest rates; and

·	Access to capital markets.

Our actual results or performance could differ materially from those expressed in, or implied by, these forward-looking statements and, accordingly, we cannot predict whether any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do, what impact they will have on our results of operations and financial condition. You should not place undue reliance on these forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

COMC, Inc. (the “Company,”“we” or “us”), through its wholly-owned operating subsidiary ICF Communication Solutions, Inc. (“ICF”), is a technology service company in the telecommunications industry with a service coverage area, which includes California, Arizona and Texas. We intend to change the name of the Company to ICF Corporation as soon as is legally practicable following the date of this report in order to capitalize on name-recognition and goodwill associated with ICF. We design, implement, support and manage LAN/WAN computer network systems, voice communication network systems, and premise wiring for both data and voice. In addition, we distribute and maintain equipment on behalf of major telecommunications equipment manufacturers. Our target clients are primarily Fortune 1000 sized enterprises demanding the highest level of service under project, master and general maintenance contracts to support their complex and growing national voice and data network systems. In servicing these customers, we provide trained and experienced technicians and design engineers on a rapid-response basis to meet our customers’ telecommunications planning, design, installation, maintenance and emergency needs. As our customers and other companies continue their geographic growth, technological expansion and communications modernization, we will provide them with design, product, maintenance and personnel on a turnkey, outsourced basis.

Our assets are our employees. Our investments are in our employees. While we do not design the equipment we service (and as a result do not bear the research and development risk borne by the manufacturers of such equipment), we continue to invest in the latest training and certification for the networks we support and for data products designed by Cisco Systems, Inc., Avaya, Inc., Bay Networks (a division of NorTel Networks) and 3Com, as well as voice products by Avaya, Inc., NEC and NorTel Networks, Inc.

We incurred a net loss attributable to common shareholders of $7,100,100 in calendar year 2004 on revenues of $11,830,800. We also reported a net loss attributable to common shareholders in calendar year 2003 of $1,480,400 on revenues of $11,888,200.

On December 3, 2004, we acquired substantially all of the operating assets of Southwest Century Communications, Inc. (“Southwest Century”). Southwest Century, a Houston, Texas based voice and data company operating a business substantially similar to ICF’s business, specializes in delivering solutions for voice, data, voice-over internet protocol (“VoIP”) and mission-critical voice networks to regional customers. We believe that the acquisition has added strategic advantages for the Company by:

·	allowing for a stronger presence in the Texas telephony and data solutions market, which is contiguous to the Company’s Arizona and California operations;

·	diversifying our customer base; and

·	strengthening our presence in the healthcare and pharmaceutical industries.

During the first quarter of 2005, we believe that we have begun to leverage the assets that we purchased from Southwest Century to realize the strategic advantages set forth above.

Our History

ICF was founded in 1989 to provide telephone systems and services to Bank of America. At December 31, 2004, ICF was servicing Bank of America and Wells Fargo, which combined represented 80% of revenues during the calendar year 2004 and 85% of 2003 revenues. In addition, the Company had approximately 275 other customers during 2004 that on a combined basis represent over 4,000 customer location sites, including ATM locations. At December 31, 2004, ICF, headquartered in Concord, California, employed 150 employees. ICF has additional sales and service offices in Burbank, California, as well as Houston, Texas, and Phoenix, Arizona.

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

ICF Communication Solutions

Through ICF, we currently market our products in the following industry segments or arenas:

·	Banking;

·	Insurance and Financial Services;

·	Federal, State and Local Government Agencies;

·	Local and Higher Education Institutions;

·	Healthcare, Medical, and Pharmaceutical Institutions; and

·	Retail and Service Companies.

We continue to provide local, statewide and regional services for such clients as Bank of America, Wells Fargo Bank, Bank of the West, SBC, Cingular Wireless, McKesson, BioRad Labs and Avaya.

Through ICF we distribute the products and services of a number of leading communications suppliers. In voice systems, we support Avaya, NorTel, and NEC products. In data systems, we support Cisco Systems, Avaya, Bay Networks, and 3Com. In wiring systems, we install and support Avaya/Systemax, IBM, Siemens, Krone-Belden and Ortronics. By offering equipment from a variety of vendors, we are able to provide businesses with tailored, scalable solutions to all of their communications needs.

Approximately $11.8 million of revenues were recorded for data and voice services during the calendar year 2004. Approximately $68,800 of revenues were recorded for recruitment services during the calendar year 2004. Approximately $11.8 million of revenues were recorded for data and voice services during 2003. Approximately $144,100 of revenues were recorded for recruitment services during 2003. Since 2003, we have not been actively seeking new business in our recruitment services division.

Industry and Market Opportunities

We believe that we are uniquely positioned to take advantage of numerous anticipated changes and developments in the communications industry, most notable those described immediately below:

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

Increasing Demand for Communications Services

We believe that there is and will continue to be growth in demand for long distance data, Internet, voice and video services. The increase in computing power, number of computers networked over the Internet, and connection speeds of networked computers are driving increases in communications use for Internet and data services. Prices for cellular and long-distance voice services have decreased, resulting in increased demand for these services. In addition, cost savings and network efficiencies are driving demand for more robust voice and data network equipment. We believe that video conferencing, digital television and other multimedia applications currently being developed will continue to increase demand for bandwidth. In light of this increased demand, our projections show an increase in business in 2005.

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

Sales and Marketing

We have targeted and built a base of Fortune 1000 corporations as clients. The 1000 largest U.S. companies that we target as customers generally have annual budgets that range between $1 million and $100 million for the purchase of voice and data products and services to support their regional and national operations and communications, and to achieve efficiencies and cost savings. Historically, the majority of our revenue has been derived from a relatively few number of customers. Refer to our discussion under “Customers” below. In addition, we target other clients, which have budgets of under $1 million per year.

We believe that long-term relationships based on quality customer service, short response time and competitive pricing are the most effective way of attaining our business objectives. Presently, we are balancing the expansion of our client base through a more targeted solicitation of new clients in our existing geographic markets. Through a proactive campaign we will also cross-market telecommunication services with our clients in an attempt to capture a larger share of our clients’ business. Our plan is to establish cross-marketing agreements with certain local and long distance carriers, hardware and software development companies, electrical service suppliers and custom data network-consulting firms.

We work with our clients to transition their communications departments from in-house personnel to outsourcing whenever possible. Unlike certain of our competitors, we focus on large corporations that have diversified needs and substantial pent up demand to outsource their maintenance and service requirements.

At December 31, 2004, our officers as well as nine sales people were selling our services.

Our client relationships are with senior executives, chief information or technology officers, ITAS managers, or customer purchasing departments. With our larger customers, we are often one of a few preferred vendors. Once on a preferred vendor list, our sales personnel are eligible to work directly with project managers or in-house consultants for additional work orders. To date, most of our business has been generated through referrals and personal sales calls.

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

Network Service

We provide service, maintenance and support for our clients’ growing data and voice communications networks. In addition, we sell and install data and voice communications equipment. We maintain and service our clients’ networks primarily through annual maintenance plans or through project-specific plans based on time and materials. We can remotely monitor and manage the voice and data equipment and network connectivity of our customers 365 days a year, 24 hours a day, through our advanced network management center.

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

Vendor Relationships

We have agreements with the voice and data equipment manufacturers listed immediately below.

•	NorTel Networks - authorized Contracted Nortel Networks Reseller;
•	NEC Business Telephone Systems;
•	Shoreline Communications - authorized re-seller of their Voice over Internet Protocol (VoIP) product line;
•	Cisco Systems - authorized re-seller of their entire product line including switches, hubs and routers;
•	Bay Networks - authorized re-seller of data subsidiary product lines; and
•	3Com - authorized re-seller since January 1997, entire product line including NIC cards, hubs and routers.

Customers

We currently service Bank of America and Wells Fargo, which combined represented 80% of 2004 revenues. In addition, the Company had approximately 275 different customers during the year that on a combined basis represent over 4,000 customer sites (including ATM locations), across a broad range of industries, including banking, retail distribution and manufacturing, as well as educational, local and federal government offices and non-profit institutions. Our clients consist primarily of Fortune 1000 sized companies. In addition to Bank of America and Wells Fargo, our current customers include Bank of the West, SBC, Cingular Wireless, McKesson, BioRad Labs, and Expanets.

In the year 2004, we depended on Bank of America and Wells Fargo for the majority of our revenue. A loss of either one could have a material effect on our business. From time to time we may experience delays in the collection of our accounts receivable from our major customers, which could result in a cash flow problem and effect the viability of the business.

Employees

As of December 31, 2004, we employed 150 employees at a total of four different sales and service locations throughout the U.S. Of these, 3 were executive officers, 86 were technicians, 8 were project managers, 9 were engaged in sales, 44 were engaged in managerial, administrative and clerical activities, and 1 was a contract employee on lease to our clients. On December 31, 2003, the Company employed 138 persons. At December 31, 2003, we also had 13 contract employees through an outsourcing service. The Company believes that available workforce will allow us to be able to increase the number of technicians and contract employees to meet any additional needs that our customers may have. None of our employees are represented by a union or collective bargaining agreement, and we have not experienced any work stoppages.

Competition

The size of a client, the geographic scope and product platform preferences of the target client base dictates the competition we face. The market for both data network and voice communication services and products sales is highly competitive on a local, regional and national level. Since we are predominantly a service company focusing on maintenance contracts and installation projects and since most of our customers are large enough to purchase direct, we seldom compete with larger equipment distributors on the initial sale of equipment.

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

Recently, the telecommunications industry has been characterized by rapid technological changes, changes in the industry structure and increased demand for services and equipment. The demand for all types of telecommunications services is increasing, with particular growth in high-speed data services, including the Internet.

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

Convergence of Data and Voice Services

Telecommunications network designs have traditionally created separate networks using separate equipment for voice, data and video signals. The evolution from ‘analog’ to ‘digital’ technologies, which convert voice and other signals into a stream of “1”s and “0”s, eliminates the traditional distinctions between data, voice and video transmission services. High-bandwidth networks that use advanced packet-switched technology transmit mixed digital voice, data and video signals over the same network. This enables telecommunications customers to use a single device for voice, data and video communications. Although these devices are new to the market, customer interest and acceptance are rapidly growing.

Each evolution, from copper to fiber optic cables, from one to many light signals, from circuit-switching to packet-switching and from analog to digital signals, has produced significant increases in network capacity. When considered together; these evolutions have produced enormous increases in the ability to transfer large amounts of information across vast distances almost instantaneously. With each new leap in transmission capacity, end-users have come to rely on their ability to access and manipulate ever-greater amounts of information quickly and easily. This reliance has consistently created demand that outstrips the available capacity.

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

Interconnect Services (Communications and Data Solutions) Market

Businesses seek solutions to the challenges of selecting, maintaining and upgrading information and communications technologies and services amid rapid technological advances. As a result, the demand for consultants’ services in systems integration and communications networks has been growing. Businesses such as Williams Communications, Norstan, Inc. (acquired by Black Box Corporation), and International Network Services on a national level and the Company and its competitors on a regional level, assess customers’ communications and information technology needs, evaluate equipment and services options, procure equipment and services, implement efficient network solutions and manage the combination of technologies.

ITEM 2. DESCRIPTION OF PROPERTY

Our headquarters is located at 4030 Pike Lane, Suite C, Concord, California. We occupy 7,200 square feet at this location, of which approximately 2,400 square feet are dedicated to office space and 4,800 square feet are dedicated to warehouse space. We pay monthly rent of $6,528 for our headquarters under a lease that will expire in November 2007. ICF occupies 14,700 square feet in a commercial building at 1700 West Burbank, Burbank, California. ICF pays monthly rent of $17,238 under a lease that was signed in July 2000 and expires in July 2005. At the Burbank facility, ICF has sublet to a third party 5,000 square feet for the remaining term of the lease for a monthly sublease income of $6,250. In addition, at the Burbank office, ICF sublet an additional 1,946 square feet for an initial term of one year for a monthly sublease income of $2,136. This additional sublet expired in the first quarter of 2004 and ICF has re-occupied this additional 1,946 square foot space. ICF occupies an office in a commercial building at 2810 S. 24th Street, Suite 111, Phoenix, Arizona, of which 2,209 square feet are office and warehouse space. ICF pays a monthly rent of $1,590 for this property under a lease that was originally scheduled to expire in October 2004, but was renewed through November 15, 2005. In addition to the above facilities, ICF leases additional outside storage rooms and office space from time to time on an as needed basis.

In connection with our acquisition of the operating assets of Southwest Century, we acquired title to an additional 7,006 square foot office and warehouse facility in Houston, Texas (the “Texas Property”). During the first quarter of 2005, ICF has begun to integrate the Texas Property into its operations. We have conveyed the Texas Property to Laurus Master Fund, LTD. (“Laurus”) in trust pursuant to a mortgage arrangement in order to secure our obligations to Laurus under the Laurus Financing (as that term is defined in the “Liquidity and Capital Resources section of “Management’s Discussion and Analysis”).

The aggregate leased and owned property is currently meeting our needs.

ITEM 3. LEGAL PROCEEDINGS

On August 8, 2004, the Company, for the sum of $6,300, settled an action brought by the trustee in bankruptcy of E-time Capital to settle what the trustee claimed was a preferential distribution. The amount was a de minimus settlement and was in the Company’s best interest.

On September 10, 2003, the Company filed a lawsuit in Contra Costa County Superior Court in California against several former employees of the Company, and their related business entity for misappropriation of trade secrets, breach of contract and various business torts. On July 1, 2004, the Company entered into a contingency fee agreement with its outside counsel that all fees in the case after that date were to be recovered from the defendants. Any amounts recovered in excess of legal bills were to be divided equally between the Company and its outside counsel.

On November 9, 2003, the Company and ICF entered into a Settlement Agreement, Mutual Release of All Claims and Covenant Not to Sue (the “Settlement Agreement”) with the defendants. The Settlement Agreement, among other things, called for a dismissal of the case, a mutual release of claims by the parties, a cash payment to the Company of $125,000 and the transfer to the Company by one of the individual defendants of 833,333 shares of common stock. Pursuant to the contingency fee agreement referenced above, this cash payment and an equal amount of shares of common stock have been transferred to the Company's outside counsel. The 833,333 shares of common stock issued to outside counsel has been included in the caption “Issuance of common stock for services” in the Company’s Consolidated Statements of Shareholders’ Equity (Deficit).”

On October 31. 2003, the Company filed another lawsuit in California bearing Case No, C03-02803 naming as defendants former employees of the company and their related business entities. The Complaint contained causes of action for misappropriation of trade secrets, breach of contract and other business torts. One group of defendants filed a Cross-Complaint against the Company and its Chief Operating Officer. The Company believes that there is no basis for the Cross-Complaint. A settlement was reached with the group of defendants that filed the Cross-Complaint. The settlement requires the Company's insurer to pay the sum of $7,500.00 and the Company will pay $2,500.00 towards that defendants' share of discovery referee fees. This group of defendants will be dismissed from the Complaint with prejudice and dismiss their Cross-Complaint with prejudice. Each party will bear their own attorneys fees and costs. With respect to the remaining defendants, negotiations have been ongoing whereby a dismissal with prejudice for a waiver of attorneys fees and costs may occur. Currently a trial date is set for August 1, 2005. It is anticipated that this matter may be fully settled as stated herein within the next 30-45 days.

On August 8, 2003, an adversary proceeding was filed against the Company by trustee-in-bankruptcy, Suzanne Decker, representing one of ICF’s customers, E-time Capital, Inc. On August 9, 2001, an involuntary petition for Chapter 7 bankruptcy protection was filed against E-time Capital. The adversary proceeding against ICF was seeking return of a certain payment made by E-time Capital to ICF for services rendered by ICF in April, 2001. ICF settled this matter in an amount that was less than $10,000.

On or about April 8, 2005 Bowles & Verna, former counsel for ICF, filed an action seeking to recover prior attorney’s fees and costs in the amount of $28,730.52. Service of the Complaint was effectuated on or about May 2, 2005. The fees and costs relate to services rendered by Bowles & Verna in the Bingham and Metropolitan Agency v. ICF matters. The Company estimates that its total potential exposure in this matter is less than $40,000.00, including advanced charges.

On April 18, 2005, COMC/ICF filed a Complaint for Rent and Damages based upon breach of contract and breach of the covenant of good faith and fair dealing arising from unpaid utility costs accrued and due from their sub-tenant, Home Lending, Inc., a California corporation. These unpaid costs arose from a Standard Industrial/Commercial Single-Tenant lease (Gross) entered into between ICF and Home Lending dated May 16, 2000 regarding premises located at 1700 West Burbank Blvd., Burbank, California. COMC/ICF alleges that its sub-tenant under this sub-lease failed to tender payment of such utility costs when due and after written demand was made. The sum in issue at present is $25,133.66, plus reimbursement of the Company’s attorney’s fees and costs. The Company is not aware of any potential or actual claim against COMC/ICF or potential unfavorable exposure arising from this action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No annual meeting has been held since October 4, 2000 and at this point, no date has been set for the next annual meeting. On March 28, 2005, the Company held a special meeting of shareholders (the “Special Meeting”) at 1114 Avenue of the Americas, New York, NY to grant the board of directors the authority to (a) change the name of the Company to “ICF Corporation” (the “Name Change”) and (b) effect a reverse split of the Company’s outstanding common stock by a ratio of one-for-ten at a date to be determined by the board of directors prior to June 30, 2005 (the “Reverse Split”). At the Special Meeting, the holders of issued and outstanding Company stock representing a majority of the total votes represented by all of the issued and outstanding Company stock entitled to vote at the Special Meeting voted to approve the Name Change and the Reverse Split. The Company plans to effectuate the Name Change and the Reverse Split as soon as is legally practicable following the filing of this annual report. In this regard, the Company expects the one-for-ten reverse stock split to be completed by June 30, 2005. For more information on the Name Change and Reverse Split, please see the Definitive Proxy Statement on Schedule 14A filed by the Company on February 24, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Equity

Our common stock is traded on the NASD OTC Bulletin Board under the symbol “CINJ” or “CINJ.OB.” The following table sets forth the high and low bid quotations for our common stock for the periods indicated. Prior to the fiscal quarter ended March 31, 1998, no trading market existed for our securities. These quotations have been reported by the National Association of Securities Dealers, Inc.

Fiscal Quarter Ended	High	Low

March 31, 2003	$ 0.10	$ 0.06
June 30, 2003	$ 0.07	$ 0.02
September 30, 2003	$ 0.18	$ 0.07
December 31, 2003	$ 0.50	$ 0.04
March 31, 2004	$ 0.45	$ 0.13
June 30, 2004	$ 0.27	$ 0.16
September 30, 2004	$ 0.19	$ 0.13
December 31, 2004	$ 0.20	$ 0.06
March 31, 2005	$ 0.45	$ 0.13

On March 7,2005, the record date for the Special meeting of Shareholders, there were approximately 1,300 registered holders of record of our common stock. This does not include beneficial shareholders whose common stock is held in street name. At this Special Meeting of Shareholders, the Board received enough votes and was authorized to effect a one-for-ten reverse stock split and name change. The Company expects the one-for-ten reverse split to be completed by June 30, 2005. Upon the effectiveness of the reverse split, the number of stockholders of record will decrease due to the payment of cash in lieu of fractional shares. The Company expects the number of holders of record to decrease to approximately 700 registered holders of record not including beneficial shareholders whose common stock is held in street name.

Dividend Policy

We have never declared or paid a cash divided on our common stock. We intend to retain all earnings for the foreseeable future for use in the operation and expansion of our business and, accordingly, we do not contemplate declaring or paying any cash dividends on our common stock in the near future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results and current and anticipated cash needs.

The Company currently has 40,000,000 authorized shares of common stock, $0.01 par value, of which 27,112,494 shares are issued and outstanding, 57,495,440 shares are issuable upon the conversion of our Preferred Stock and our 18% and 24% convertible notes, 60,468,278 shares are issuable upon the conversion of the principal amount of Laurus’ notes and the exercise of Laurus’ option and warrant, 12,690,485 shares are issuable upon the exercise of other outstanding options and warrants and the conversion of the promissory notes issued to Burnham Securities, Inc. (“Burnham”)and an employee of Burnham as consideration for services rendered in connection with the Laurus Financing and 4,634,570 shares are held in treasury. Giving effect to these conversions and the proposed one-for-ten reverse stock split, there would be 15,756,670 shares of common stock issued and outstanding. Each share of outstanding common stock is entitled to one vote. Shares of common stock have no preemptive rights.

In addition, the Company currently has 10,000,000 authorized shares of Preferred Stock, $0.01 par value. The Board, without the approval of the holders of the common stock, has the power to issue one or more series of Preferred Stock, and to establish the voting powers, designations, preferences, relative, optional and other special rights, qualifications, limitations and restrictions associated with each such series.

Sales of Unregistered Securities

In March and June 2003, the Company made private placements of shares of Series A Convertible Redeemable Preferred Stock with various accredited investors. The Series A Convertible Redeemable Preferred Stock provides for payment-in-kind dividends at a rate of 5%. Each share of Series A Convertible Redeemable Preferred Stock has the equivalent voting rights of 20 shares of common stock and is convertible into 10 shares of common stock. Shares of Series A Convertible Redeemable Preferred Stock have no preemptive rights. 2,000,000 shares of Series A Preferred Stock are authorized, of which 1,205,216 were issued and outstanding.

Between June 2003 and September 2003, the Company made private placements of certain shares of Series B Convertible Redeemable Preferred Stock with various accredited investors. The Series B Convertible Redeemable Preferred Stock provides for payment-in-kind dividends at a rate of 5%. Each share of Series B Convertible Redeemable Preferred Stock has the equivalent voting rights of 20 shares of common stock and is convertible into 20 shares of common stock. Shares of Series B Convertible Redeemable Preferred Stock have no preemptive rights. 4,000,000 shares of Series B Preferred Stock are authorized, of which 1,816,219 were issued and outstanding.

In the fourth quarter of 2003, certain Series A and B Preferred shareholders lent ICF $208,900 at 18% interest, convertible into common stock of the Company at $.08 per share, at the Noteholder’s option. During the year ended December 31, 2004, certain Series A and B Preferred shareholders lent ICF an additional $187,600 at 24% interest per annum.

On November 30, 2004, as a condition to the Laurus Financing, each of the holders of Series A and/or B Convertible Redeemable Preferred Stock and/or 18% or 24% convertible notes signed an irrevocable election to convert each of their securities into common stock at the applicable conversion ratio. The Company expects that these conversions will be effectuated upon the effectiveness of the one-for-ten reverse stock split and will result in the issuance of an aggregate of 57,495,440 shares of common stock to these shareholders. The Company’s authorized common stock is currently inadequate to accommodate these conversions. The Company plans to effectuate a one-for-ten reverse stock split as soon as is legally practicable following the filing of this annual report in order to allow the conversions to take place. In this regard, the Company expects the one-for-ten reverse stock split to be completed by June 30, 2005.

Concurrent with the Laurus Financing, in November of 2004, we incurred indebtedness to certain stockholders and financial advisors in the aggregate amount of $950,000 at 6.75% interest. Of this indebtedness, $200,000 represents an additional investment by existing shareholders, $250,000 is owed to Frances R. Campbell in connection with the acquisition of the operating assets of Southwest Century and $350,000 is owed to Burnham and a Burnham employee as consideration for services rendered in connection with the Laurus Financing. Interest on the $250,000 owed to Frances R. Campbell is payable monthly beginning in December 2004. Interest on the remainder of the indebtedness accrues monthly and is payable on the due date of November 30, 2007. Principal on the $350,000 owed to Burnham and its employee is convertible into common stock at the option of the noteholders at a fixed conversion price of $0.17 per share. None of the remaining 6.75% notes are convertible.

The one-for-ten reverse stock split will increase the amount of authorized but unissued common stock. Authorized but unissued common and preferred stock may be issued for such consideration as the Board determines to be adequate. Issuance of common and preferred stock could have a dilutive effect on current shareholders. Shareholders may or may not be given the opportunity to vote on the issuance of common or preferred stock, depending upon the nature of any such transactions, applicable law, the rules and policies of the national securities exchange on which the common stock is then trading, if any, and the judgment of the Board. Having a substantial number of authorized and unreserved shares of common stock and preferred stock could have the effect of making it more difficult for a third party to acquire a majority of the Company’s outstanding voting stock. Management could use the additional shares to resist a takeover effort even if the terms of the takeover offer are favored by a majority of the independent shareholders. This could delay, defer, or prevent a change of control.

SELECTED FINANCIAL DATA

The following selected financial data for the five-year period ended December 31, 2004, should be read in conjunction with our Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis.

	Fiscal Years Ended December 31,
	2000	2001	2002	2003(Restated)	2004

	(In thousands, except per share data)
Net sales	$30,378	$23,330	$12,132	$11,888	$11,830
Gross profit	10,665	7,468	3,824	4,186	4,162
Income (Loss) from operations	2,256	(680)	(2,218)	(730)	(2,222)
Net Income (Loss)	$980	$(829)	$(2,044)	$(1,389)	$(6,952)

Basic Net Income (Loss) per share	$0.06	$(0.05)	$(.10)	$(.06)	$(.26)
Diluted Net Income (Loss) per share	$0.05	$(0.05)	$(.10)	$(.06)	$(.26)

Shares used in net Income (Loss) per share calculation(1):
Basic	16,889	17,393	21,128	26,074	26,736
Diluted	20,608	17,393	21,128	26,074	26,736

(1)	See note 1 of notes to consolidated financial statements for a description of the computation of the number of shares and net loss per share.

	At December 31,
	2000	2001	2002	2003(Restated)	2004
	(In thousands)
Consolidated Balance Sheet Data
Total assets	$10,724	$6,004	$3,525	$5,077	$8,106
Long-term obligations	789	762	385	218	974

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

This report contains certain statements of a forward-looking nature relating to future performance of the Company. Prospective investors are cautioned that such statements are only predictions, and actual events or results may differ materially.

Overview

The Company is a technology service company in the telecommunications industry with a regional service coverage area. We design, implement, and support LAN/WAN computer network systems, voice communication network systems, and premise wiring for both data and voice. In addition, we distribute and maintain equipment on behalf of major telecommunication equipment manufacturers. Service-related revenues from maintenance and client outsourcing services through our wholly owned subsidiary, ICF Communication Solutions, Inc. (“ICF”), now represent 100% of our total revenues. Our gross margin varies depending on the percentage of service revenues versus revenues from the sale and installation of products (with respect to which we obtain a lower margin). For our major customers, we typically provide services under contracts with durations of one or more years.

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

On March 28, 2005, a Special Meeting of Shareholders was held and the Board of Directors received enough votes and was authorized on behalf of the Company to:

•	change the name of the Company to ICF Corporation to capitalize on name recognition and goodwill associated with ICF; and

•
amend the Certificate of Incorporation to effect a one-for-ten reverse stock split of the outstanding common stock of the Company in order to allow the conversion of the convertible securities described in “Liquidity and Capital Resources”. The Company expects the one-for-ten reverse stock split to be completed by June 30, 2005.

Recent Events

The Company incurred operating losses and net losses in 2003 and 2004, and had a capital deficiency at December 31, 2004. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Pisenti and Brinker, LLP, the Company’s current independent registered public accounting firm and BDO Seidman LLP, the Company’s predecessor independent registered public accounting firm, each issued a going concern uncertainty opinion in their respective reports for the fiscal years ended December 31, 2004 and 2003, respectively.

Management has taken steps during 2004 to improve the Company’s financial situation, including replacing a $2.75 million accounts receivable financing facility from Pacific Business Funding, a division of Greater Bay Bancorp, with a $5.5 million convertible note financing arrangement with Laurus Master Fund, Ltd. (as described in greater detail under “Liquidity and Capital Resources”). In the fourth quarter of 2004 ICF acquired substantially all of the operating assets of Southwest Century Communications, Inc., a Houston, Texas based data and voice service provider (as described in greater detail immediately below). Management has made further cuts in overhead costs, downsized the Company’s Houston operations, and made changes in the Company’s management.

On July 14, 2004 (the “Signing Date”), ICF signed an Asset Purchase Agreement to acquire certain operating assets (the “Assets”) of Southwest Century Communications, Inc. (“Southwest Century”), a voice and data company operating a business substantially similar to ICF’s business. The Asset Purchase Agreement called for total consideration of $1,308,500 for the Assets (subject to certain reductions in the event that the book value of the Assets was below $800,000 on the date of closing) (the “Purchase Price”). The transactions contemplated by the Asset Purchase Agreement (the “Acquisition”) were initially to close within 90 days of the Signing Date, but the Company and ICF were unable to arrange the required financing prior to that date and the Acquisition did not close within this time frame.

The Acquisition closed on December 3, 2004 (as of November 30, 2004) simultaneously with the closing of the Laurus Financing (as that term is defined in “Liquidity and Capital Resources”). Pursuant to the Asset Purchase Agreement, ICF acquired the Assets and paid the balance of the Purchase Price to Southwest Century, $250,000 of which was paid in the form of a promissory note issued to Frances R. Campbell, a former owner of Southwest Century. In connection with the Acquisition, the Company also agreed to issue 50,000 shares of common stock valued at $8,500 to Frances R. Campbell.

Southwest Century, a Houston, Texas based voice and data company operating a business substantially similar to ICF’s business, specializes in delivering solutions for voice, data, voice-over internet protocol (“VoIP”) and mission-critical voice networks to regional customers. We believe that the acquisition has added strategic advantages for the Company by:

·	allowing for a stronger presence in the Texas telephony and data solutions market, which is contiguous to the Company’s Arizona and California operations;

·	diversifying our customer base; and

·	strengthening our presence in the healthcare and pharmaceutical industries.

During the first quarter of 2005, we believe that we have begun to leverage the assets which we purchased from Southwest Century to realize the strategic advantages set forth above.

See also the description of the Laurus Financing and certain related transactions in the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis.”

Critical Accounting Policies:

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. The Summary of Significant Accounting Policies appears in Note 1 to the Consolidated Financial Statements and describes the significant accounting polices and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but are not limited to, revenue recognition, the allowance for doubtful accounts, and deferred tax assets. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

Revenue Recognition:

Revenues and related costs for short-term projects (i.e. projects with duration of less than one month) are recognized as the projects are completed. Revenues generated by contracts of longer duration (typically covering periods of two-to-three months) are recognized principally on the percentage-of-completion method in the ratio that cost incurred bears to estimated cost at completion. Project costs are comprised of time and materials. Out-of-pockets costs are not billed separately; rather, such costs are included in the contract price. Profit estimates are revised periodically based on changes in facts and circumstances; any losses on contracts are recognized immediately.

Allowance for Doubtful Accounts:

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

Since our revenues and accounts receivable are concentrated in Bank of America and Wells Fargo, a significant change in the liquidity or financial position of either of these customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. A loss of either one could have a material effect on our business. From time to time we may experience delays in the collection of our accounts receivable from our major customers, which could result in a cash flow problem and affect the viability of the business.

Deferred Tax Assets:

We evaluate our deferred tax assets for potential recoverability. We have established a valuation allowance on our deferred tax assets to the extent that we determine that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income.

Restatement

The Company’s consolidated financial statements as of and for the year ended December 31, 2003 (the “2003 Financial Statements”) have been restated to correct errors pertaining to the accounting for certain debt and equity instruments issued by the Company during 2003. Specifically, the Company has adjusted its 2003 Financial Statements in order (i) to properly account for certain beneficial conversion features imbedded in its convertible preferred stock and convertible debt instruments in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, which had the effect of reducing the net loss attributable to common shareholders by $102,900 and increasing shareholders equity by $877,000; (ii) to properly account for the issuance of convertible preferred stock issued in exchange for the settlement of certain borrowings, which had the effect of increasing the net loss attributable to common shareholders and reducing shareholders’ equity by $17,800; and (iii) to correct a computational error made in determining the liability attributable to a derivative financial instrument, which had the effect of increasing the net loss attributable to common shareholders and reducing shareholders’ equity by $25,000. Further, the Company has adjusted its 2003 financial statements by reclassifying the carrying amount of its convertible redeemable preferred stock out of liabilities (as previously reported) and into mezzanine financing (as reclassified) as at December 31, 2003 in accordance with EITF Topic No. D-98, Classification and Measurement of Redeemable Securities, which had no effect on reported net loss or shareholders' equity.

The aggregate effect of the foregoing matters on the reported net loss in the 2003 Financial Statements is as follows:

	Year ended December 31, 2003:
	As Previously Reported	As Restated
Net loss	$(1,517,900)	$(1,389,000)
Net loss attributable to common shareholders	$(1,540,500)	$(1,480,400)
Basic and diluted net loss per attributable to common shareholders	$(0.06)	$(0.06)

Results of Operations:

Dollars in Thousands	Years ended December 31
	2004	2003
Net Revenues
Data & Voice Services	$11,762	$11,744
Recruitment Services	$69	$144
Total Revenue	$11,831	$11,888

For the twelve months ended December 31, 2004 and 2003, our revenues were $11,830,800 and $11,888,200, respectively, representing a 0.5% decrease. This decrease was due primarily to a 52.3% decrease in recruitment services revenue offset by a 0.2% increase in data and voice services revenue for the year.

In 2003, revenue from our two largest customers Bank of America and Wells Fargo accounted for approximately 54.5%, and 31.0%, respectively of total revenues. Accounts receivable balances at December 31, 2003 from these two customers represented approximately 46.6%, and 43.6%, respectively, of net accounts receivable. No other customer in 2003 accounted for more than 10% of total revenues.

In 2004, revenues from our two largest customers accounted for approximately 70.9%, and 15.8%, respectively, of total revenues. Accounts receivable balances at December 31, 2004 from these customers represented approximately 37.8% and 3.7%, respectively, of net accounts receivables. No other customer in 2004 accounted for more than 10% of total revenue.

Dollars in Thousands	Years ended December 31:
	2004	Gross Profit Margin	2003	Gross Profit Margin
Gross Profits
Data & Voice Service	$4,143	35.2%	$4,151	35.3%
Recruitment Services	$19	28.1%	$35	24.0%
Total Gross Profits	$4,162	35.2%	$4,186	35.2%

For the twelve months ended December 31, 2004 and 2003, cost of revenues were $7,668,700 and $7,702,300, respectively, representing a decrease of 0.4%. Conversely, our gross profit for the comparable periods was $4,162,100 and $4,185,900, respectively, representing a decrease of 0.6%. Gross profit for data and voice services were $4,142,800 or 35.2% of revenue, for the twelve months ended December 31, 2004 as compared with $4,151,300 and 35.3%, respectively, for the twelve months ended December 31, 2003. Gross profit and margin for recruitment services were $19,300 and 28.1%, respectively, for the twelve months ended December 31,2004 as compared with $34,600 and 24.0%, respectively, for the twelve months ended December 31, 2003.

Selling, general and administrative ("SG&A") expenses increased 31.9% to $6,145,100 for the twelve months ended December 31, 2004 from $4,659,300 for the twelve months ended December 31, 2003. The increase in primarily related to $470,900 of noncash compensation related to the issuance of Series B Convertible Redeemable Preferred Stock in exchange for services, $188,500 of imputed beneficial conversion discount relating to certain shareholder loans, $180,500 of common stock issued in exchange for services, and $99,100 of amortization of deferred financing charges.

Included in our annual SG&A expenses are our holding company expenses, which increased by $195,800 to $531,700 for the twelve months ended December 31, 2004 from $335,900 for the twelve months ended December 31, 2003. The increased expense was due primarily to an increase in legal and corporate overhead costs before a litigation settlement gain. SG&A expenses for ICF's operations increased to $5,613,400 for the twelve months ended December 31, 2004 from $4,323,400 for the twelve months ended December 31, 2003.

Depreciation expenses were $239,000 and $256,600 for the twelve months ended December 31, 2004 and 2003, respectively. This decrease was due to reduced purchases of additional field service and new office equipment.

	Twelve Months ended December 31
Dollars in Thousands
	2004	2003
Operating (Loss)	$(2,222)	$(730)

For the year ended December 31, 2004, the Operating Loss increased by $1,492,000 to $(2,222,000) from an Operating Loss of $(730,000) in the fiscal year ended December 31, 2003.

Other income (expense) consists of interest expense, financing fees and charges, remeasurement expense on warrants and options, settlement gain, and other. These items are discussed below:

Interest Expense and Financing Fees and Charges:

Aggregate Interest Expense and Finance Charges increased for the fiscal year ended December 31, 2004 to $522,800 from $521,900 for the fiscal year ended December 31, 2003. Interest Expense for our bank borrowings and capital lease financing increased to $420,700 in the fiscal year ended December 31, 2004 from $259,300 in the fiscal year ended December 31, 2003 due to increased utilization on our line of credit borrowings plus higher interest rates. Interest Expense -Related Party, which includes interest of $4,600 accrued on loans from substantial shareholders of the Company, increased to $24,700 in the fiscal year ended December 31, 2004 from $9,100 in the fiscal year ended December 31, 2003 due to increased borrowings. In 2004 and 2003, we also recognized noncash charges of $188,500 and $20,400, respectively, resulting from the imputed beneficial conversion discount, relating to certain shareholder loans. In the year ended December 31, 2003, we recognized $233,400 of imputed noncash finance charges relating to the deemed fair value of shares issued in excess of reimbursable expenses.

Remeasurement Expense on Warrants and Options:

During the year ended December 31, 2004 we took a charge in the amount of $4,142,400 related to the remeasurement of the fair value of the warrant and option liability described under the caption “Liquidity and Capital Resources”. The Company estimated the fair value of the warrants and options using the Black-Scholes valuation model with the following assumptions: dividend yield of  0%; expected volatility of 198%; risk free interest rate of 4.88%; and the contractual life of the warrants and options. On December 31, 2004 (our fiscal year end) and November 30, 2004 (the issuance date) the Company’s stock was trading at $0.20 and $0.08 per share, respectively.

Settlement Gain:

During 2004, the Company recognized a $125,000 settlement gain related to a Settlement Agreement, Mutual Release of All Claims and Covenant Not to Sue (the “Settlement Agreement”) with certain parties. The Settlement Agreement, among other things, called for a dismissal of the case, a mutual release of claims by the parties, a cash payment to the Company of $125,000 and the transfer to the Company of 833,333 shares of common stock. Pursuant to the contingency fee agreement referenced above, this cash payment and an equal amount of shares of common stock has been transferred to the Company's outside counsel. The 833,333 shares of common stock issued to outside counsel has been included in the caption "Issuance of Common Stock for Services" in the Company's Consolidated Statements of Shareholders' Equity (Deficit).

During the fiscal year ended December 31, 2004, we recorded state tax expense of $1,600. During the fiscal year ended December 31, 2003, we recognized a net tax benefit of $7,900, which consisted of an additional tax refund of $9,500 less state tax expense of $1,600. In the fiscal year ended December 31, 2003, we received a federal income tax refund of $410,400 as a result of the carryback of the net operating loss in fiscal 2003 to prior tax years. We have provided a 100% valuation allowance in our deferred tax assets as we are unable to conclude that it is more likely than not that such deferred tax assets will be realized.

Net Loss attributable to Common Shareholders amounted to $7,100,100 for the fiscal year ended December 31, 2004 or $0.27 per common share versus a Net Loss attributable to Common Shareholders of $1,480,400, or $.06 per common share for the fiscal year ended December 31, 2003.

As of December 3l, 2004, Series A and B Convertible Redeemable Preferred Stock, including cumulative dividends, is convertible into 13,287,510 and 40,047,651 (pre split) shares of common stock, respectively. Conversion is subject to limitations to the extent shares are not available for conversion as set forth in the Preferred Stock Purchase Agreements before any issuance of common stock pursuant to any outstanding option or warrant exercise.

Liquidity and Capital Resources

The Company has incurred operating losses and net losses in 2003 and 2004, and has a capital deficiency at December 31, 2004. These matters raise substantial doubt about the Company’s ability to continue as a going concern. BDO Seidman LLP, the Company’s predecessor independent registered public accounting firm, issued a going concern opinion in their report for the fiscal year ended December 31, 2003. Pisenti & Brinker LLP, the Company’s current independent registered public accounting firm, issued a going concern opinion in their report for the fiscal year ended December 31, 2004. Management’s plans in regards to the foregoing uncertainty are described below.

As of November 30, 2004, we entered into a series of agreements (the “Laurus Agreements”) with Laurus Master Fund, Ltd. (“Laurus”) whereby we agreed to issue to Laurus: (i) a secured convertible term note (the “Term Note”) in the amount of $2 million, (ii) a secured convertible revolving note in the amount of $2.5 million (the “Revolving Note”), (iii) a secured convertible minimum borrowing note in the amount of $1 million (the “Minimum Borrowing Note”; the Minimum Borrowing Note, the Term Note and the Revolving Note being referred to collectively as the “Notes”), (iv) a related option to purchase up to 8,865,337 shares of common stock at a price of $0.01 per share (the “Option”), and (v) a seven year warrant to purchase up to 19,250,000 shares of common stock at a price of $0.23 per share (the “Warrant”). The transactions contemplated by the Laurus Agreements (the “Laurus Financing”) closed on December 3, 2004, with an effective date of November 30, 2004. The loan evidenced by the Notes is secured by all of the assets of the Company and ICF. In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the option to purchase up to 8,865,337 shares of common stock and the warrant to purchase up to 19,250,000 shares of common stock have been classified as a short-term liability (with a corresponding entry to long-term deferred financing costs) and were originally valued at fair value on the date of issuance ($2,197,900 at November 30, 2004). The Company estimated the fair value of the warrant by using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 198%; risk free interest rate of 4.88%; and the contractual life of the warrant. At December 31, 2004, the Company marked-to-market the warrant liability and took a remeasurement charge of $3,392,000. On December 31, 2004 and November 30, 2004, the Company’s common stock was trading at $0.20 and $0.08 per share, respectively. The long-term deferred financing cost is being amortized to expense over three years, the term of the financing arrangements.

Each of the Notes matures on November 30, 2007 (the “Maturity Date”). The principal amount of each of the Notes bears interest at the prime rate plus two percent with a minimum rate of 6.75%. The minimum monthly payment on the Term Note is $60,606, plus the monthly interest payment, and may be paid in cash, common stock or a combination thereof, dependant upon the occurrence of certain criteria. Prior to March 2005, we are only obligated to pay interest on this indebtedness, which is payable from November 30, 2004. Laurus has the option to convert the entire amount of the obligations with respect to each of the Notes into shares of common stock at a conversion price of $0.17 per share, provided that, subject to certain exceptions, such conversion does not result in Laurus beneficially owning more than 4.99% of our outstanding shares of common stock.

The Security Agreement provides for the acceleration of the due date of the Laurus debt upon the occurrence of certain events of default including, without limitation, failure to make debt service payments or a material breach of any of the Laurus financing documents. In connection with the Laurus financing the Company entered into a Registration Rights Agreement (“RRA”). The Company agreed to file a registration statement to register the shares of common stock issued upon the conversion of any of the Laurus notes, or the exercise of any options and/or warrants within sixty days after the close of the financing to be effective no later than 120 days after the close of the financing. The Company failed to cause the registration statement to be filed timely and to be declared effective within the 120-day period resulting in the Company owing Laurus certain liquated damages pursuant to the RRA. On April 26, 2005, Laurus agreed to waive the terms and conditions of the default in exchange for a seven-year warrant to purchase 1,000,000 shares of the Company’s common stock at $0.23 per share.

We have granted Laurus a right of first refusal with respect to any equity financings for a period of one year after November 30, 2004 and with respect to any debt financings until the Maturity Date.

The Laurus Financing replaced a factoring arrangement with Pacific Business Funding, which had been in place since February 12, 2003 and was subsequently amended on October 1, 2004. This factoring arrangement provided, among other things, for a maximum commitment of $2,750,000, interest of 12% per annum and a term extending through October 31, 2005. Upon the closing of the Laurus Financing on December 3, 2004 (effective as of November 30, 2004), all amounts owed by the Company to Pacific Business Funding pursuant to the factoring arrangement were paid off, and the Pacific Business Funding line of credit was terminated.

Prior to the Laurus Financing, in March and June 2003, the Company had made private placements of shares of Series A Convertible Redeemable Preferred Stock with various accredited investors. Between June 2003 and September 2003 the Company had also made private placements of certain shares of Series B Convertible Redeemable Preferred Stock with various accredited investors.

Also prior to the Laurus Financing, in the fourth quarter of 2003, certain Series A and B Preferred shareholders lent ICF $208,900 at 18% interest, convertible into common stock of the Company at $.08 per share of common stock, at the Noteholder’s option. Interest is payable on the due date of January 2, 2005 with interest also convertible into common stock on the same basis as the principal. Interest expense associated with the above Loans from shareholders was accrued and aggregated $26,500 and $4,700 during the fiscal year ended December 31, 2004 and 2003, respectively. The fair value of the Company’s common stock on the measurement date exceeded the conversion price applicable to the convertible notes; accordingly, the convertible notes were deemed to contain an imbedded beneficial conversion feature (“BCF”). The BCF was calculated to be approximately $730,000, however, the BCF is limited to the $208,900 net proceeds received upon issuance of the convertible debt. This $208,900 has been reflected as a discount against the carrying value of the convertible notes, which is being amortized as imputed interest expense on a straight-line basis over the remaining term of the convertible notes. At December 31, 2004 and December 31, 2003, the carrying value of the convertible notes amounted to $208,900 and $20,400, respectively. The amount of the BCF discount that was amortized during the years ended December 31, 2004 and 2003 amounted to $188,500 and $20,400, respectively. At December 31, 2004, the convertible notes plus accrued interest were convertible into 3,043,356 shares of common stock.

During the year ended December 31, 2004, certain Series A and B Preferred shareholders lent ICF a further $187,600 at 24% interest per annum. Interest expense associated with these Loans advanced from shareholders was accrued and aggregated $36,900 for the year ended December 31, 2004.

In connection with the Laurus Financing, the holders of the 18% and 24% notes described above and of each of the outstanding shares of Series A and B Redeemable Convertible Preferred Stock described above signed irrevocable elections to convert their securities into common stock at the applicable conversion ratios. The 18% notes plus accrued interest were convertible into an aggregate of 3,043,356 shares of common stock and the 24% notes plus accrued interest were convertible into an aggregate of 1,116,923 shares of common stock. Each Series A Preferred Share, plus accrued dividends, of which there were approximately 1,328,751 shares outstanding, was convertible into 10 shares of common stock and each Series B Preferred Share, plus accrued dividends, of which there were approximately 2,002,382.5 shares outstanding, was convertible into 20 shares of common stock. In addition, in connection with the Laurus Financing, the holders of such securities agreed with Laurus not to sell the shares of common stock issued upon the conversion of such securities for a period of one year, and not to sell any additional shares of common stock held by the holders of such securities which were not issued upon the conversion of such securities for a period of six months, without Laurus’ consent. The Company’s authorized common stock is currently inadequate to accommodate the conversions described above. We plan to effectuate a one-for-ten reverse stock split as soon as is legally practicable in order to allow the conversions to take place.

In connection with the Laurus Financing the Company issued a $350,000 convertible note payable and a five-year warrant to purchase up to 6,744,520 shares of common stock at a price of $0.17 per share to Burnham Securities, Inc. (“Burnham”) and a Burnham employee as consideration for services rendered. Principal and interest on the $350,000 owed to Burnham and its employee is convertible into common stock at the option of the noteholders at a fixed conversion price of $0.17 per share In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the warrants have been classified as a short-term liability (with a corresponding entry to long-term deferred financing costs) and were originally valued at fair value on the date of issuance ($508,900 at November 30, 2004). The Company estimated the fair value of the warrant using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 198%; risk free interest rate of 4.88%; and the contractual life of the warrant. At December 31, 2004, the Company marked-to-market the warrant liability and took a remeasurement charge of $815,000. On December 31, 2004 and November 30, 2004 the Company’s stock was trading at $0.20 and $0.08 per share, respectively. The long-term deferred financing cost is being amortized to expense over three years, the term of the financing arrangement.

The initial fair values assigned to, and subsequent mark-to-market adjustments made with respect to, the options and warrants issued in connection with the Laurus financing may be summarized as follows:

	Laurus
	Option
	and	Burnham
	Warrant	Warrant	Total

Initial value assigned:	$2,197,900	$508,900	$2,706,800
Mark-to-market	3,392,000	815,000	4,207,000

Carrying value:
December 31, 2004	$5,589,900	$1,323,900	$6,913,800

The initial fair values assigned to, and subsequent amortization made with respect to, the options and warrants issued in connection with the Laurus financing may be summarized as follows:

Deferred Financing Costs:	Initial Recording	Carrying Value At December 31, 2004

Laurus convertible notes payable	$58,200	$56,600
Burnham warrants	508,900	494,800
Laurus options and warrants	2,197,900	2,136,800
Cash deferred financing costs and Notes payable	803,100	780,800
	$3,568,100	$3,469,000

Concurrently with the Laurus Financing, in November of 2004, we incurred indebtedness to certain stockholders and financial advisors in the aggregate amount of $950,000 at 6.75% interest. Of this indebtedness, $200,000 represents an additional investment by existing shareholders, $250,000 is owed to Frances R. Campbell in connection with the acquisition of the operating assets of Southwest Century and $350,000 is owed to Burnham Securities, Inc. (“Burnham”) and a Burnham employee as consideration for services rendered in connection with the Laurus Financing. Interest on the $250,000 owed to Frances R. Campbell is payable monthly beginning in December 2004. Interest on the remainder of the indebtedness accrues monthly and is payable on the due date of November 30, 2007. Principal on the $350,000 owed to Burnham and its employee is convertible into common stock at the option of the noteholders at a fixed conversion price of $0.17 per share. None of the remaining 6.75% notes are convertible.

The Company was indebted to a stockholder pursuant to a $162,500 promissory note due in January 2005 with an interest rate of 6% per annum. In connection with the Laurus Financing, $37,500 of the principal balance due under the note was exchanged for a 6.75% promissory note in the principal amount of $25,000, with interest accruing monthly and payable on November 30, 2007. Also in connection with the Laurus Financing, the interest rate on the $125,000 remaining principal balance was raised to 6.75% per annum and the maturity date was extended to November 30, 2007, with interest accruing monthly and payable on November 30, 2007.

During the first quarter of 2004, we entered into an agreement with our largest vendor in connection with an increase in our line of credit for material purchases to provide this vendor a second lien on all of our assets.

Cash and cash equivalents decreased to $287,400 at December 31, 2004 compared to $384,300 at December 31, 2003. The decrease was mainly attributable to increased working capital requirements to fund operating activities.

Cash Flows From Operating Activities. For the twelve months ended December 31, 2004, cash used in operating activities was $166,700 which resulted primarily from our net loss for fiscal year 2004 of $6,952,300, reduced by non-cash charges of $5,305,600 and by a reduction in operating assets of $1,500,700 and a reduction in our accounts payable of $208,500 and decreased by an increase in our accrued liabilities of $147,700 and customer deposits of $40,100. Included in the non cash charges is a valuation charge at December 31, 2004 of $4,207,000 based on the fair value of the warrant and options issued to Laurus and Burnham in connection with the Laurus Financing, a noncash charge of $188,500 resulting from the imputed beneficial conversion discount on certain shareholder loans, $165,100 of compensation expense related to the issuance of common stock for services, $470,900 of compensation expense related to the issuance of Series B Convertible Redeemable Preferred Stock in exchange for services and $99,100 in amortization of long-term deferred financing costs.

For the twelve months ended December 31, 2003, cash used in operating activities was $1,997,200 which resulted primarily from our net loss for fiscal year 2003 of $1,389,000, reduced by non-cash charges of $807,200, increased by our growth in operating assets of $1,889,600 and offset by our growth in liabilities of $443,100, and increased by a reduction in customer deposits and payables of $369,800. Included in the non cash charges is a valuation charge at December 31, 2003 of $145,000 based on the value of the warrant, issued to Pacific Business Funding in connection with an increase in our financing facility, and a deemed non cash charge of $20,400 resulting from the imputed beneficial conversion discount on certain shareholder loans.

Accounts receivable at December 31, 2004 decreased by $1,957,300 from December 31, 2003. Accounts payable at December 31, 2004 decreased by $208,500 from December 31, 2003 due to decreased use of trade credit, and there was an increase in customer deposits at December 31, 2004 of $40,100 as compared with December 31, 2003.

Cash Flows From Investing Activities. For the year ended December 31, 2004, net cash used for investing activities was $531,100, as a result of new equipment purchases of $37,900 and an increase in long-term deferred financing costs of $437,700 and other assets of $57,200.

For the year ended December 31, 2003, net cash used for investing activities was $1,000, as a result of new equipment purchases of $24,100 and a decrease in deposits of $23,100.

Cash Flows From Financing Activities. For the year ended December 31, 2004, net cash provided by our financing activities was $600,900, as a result of an decrease in our line of credit with Greater Bay Bancorp of $1,707,700 and increased by $1,950,000 in net proceeds from the Laurus Financing entered into on November 30, 2004 and loans from Shareholders in the amount of $387,600, off-set by payments made on capital lease obligations of $29,000.

For the year ended December 31, 2003, net cash provided by our financing activities was $2,353,100, as a result of an increase in our line of credit of $1,680,600 and by $527,500 in net proceeds from sale of preferred stock and loans from Shareholders in the amount of $208,900, off-set by repayment of related party notes payable of $25,000 and payments made on capital lease obligations of $38,900.

At December 31, 2004, we had negative a working capital of $9,305,300 as compared to positive working capital of $259,500 at December 31, 2003. At March 31, 2005 and December 31, 2004, the Company had $2,020,900 and $2,097,600, respectively available under it’s minimum borrowing note and revolving note, however based on the accounts receivable draw down restrictions in the financing agreement the Company was not able to draw down any additional amounts at March 31, 2005 or December 31, 2004.

Any temporary lack of available financing could have a materially unfavorable effect on the Company’s financial position. The Company’s long-term prospects are dependent upon a return to profitability and/or the ability to raise additional capital as necessary to finance operations. The consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

Since our revenues and accounts receivable are concentrated in Bank of America and Wells Fargo, a significant change in the liquidity or financial position of either of these customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. A loss of either one could have a material effect on our business. From time to time we may experience delays in the collection of our accounts receivable from our major customers, which could result in a cash flow problem and affect the viability of the business.

The following table discloses our contractual commitments as of December 31, 2004, relating to lease obligations and long-term debt and convertible redeemable preferred stock for future periods:

Years ending December 31,	Operating Leases	Capital Leases	Related Notes Payable	Laurus Notes Payable*	Notes Payable	Convertible Redeemable Preferred Stock	Total
2005	$172,400	$31,700	$396,500	$3,000,000	$-	$-	$3,600,600
2006	94,000	18,100	-	-	-	-	112,100
2007	84,100	5,700	-	-	950,000	-	1,039,800
2008	400	-	-	-	-	995,400	995,800
	$350,900	$55,500	$396,500	$3,000,000	$950,000	$995,400	$5,748,300

* In connection with the Laurus Financing, the holders of these securities have signed irrevocable elections to convert each of their securities into common stock.

Recent Accounting Pronouncements

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which have characteristics of both liabilities and equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As the Company’s redeemable preferred stock is conditionally redeemable (i.e., redeemable only upon the occurrence of a conditional event), these financial instruments are deemed to fall outside the scope of SFAS No. 150, consistent with the guidance in EITF Topic No. D-98, Classification and Measurement of Redeembable Securities. Accordingly, the adoption of SFAS No. 150 does not impact the Company’s financial statements.

In November 2003, the Emerging Issues Task Force ("EITF") issued EITF No. 03-6 "Participating Securities and the Two-Class Method under FASB Statement No. 128", which provides for a two-class method of calculating earnings per share computations that relate to certain securities that would be considered to be participating in conjunction with certain common stock rights. This guidance is applicable to the Company starting with the third quarter beginning July 1, 2004. The Company believes that the adoption of this pronouncement does not impact the Company's earnings per share calculations for the year ended December 31, 2004.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning in the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the Company’s results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In November 2004, the FAS issued Statement No. 151, “Inventory Costs, an amendment of ARB No.43, Chapter 4”. Statement 151 clarifies abnormal amounts of idle facility expense, freight, handling costs, and wasted material be accounted for as a current period expense. Statement 151 is effective for fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 151 will have a material effect on its financial position, results of operations or cash flows.

Outlook and Risk Factors

You should carefully consider the risks described below. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently know to the Company or currently deemed immaterial by the Company may also impair the Company’s business operations. If any of the following risks actually occur, the business, results of operations or cash flows could be adversely affected. In those cases, the trading price of the Company’s stock could decline.

We Have a History of Losses:

The Company had an increase in business during the year ended December 31, 2004 as compared to the year ended December 31, 2003. Despite this increase, the Company had an operating loss and incurred a net loss in the year ended December 31, 2004 and had a capital deficiency at December 31, 2004 and December 31, 2003. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Although our revenues have grown in recent quarters, we may not achieve sufficient revenues for profitability going forward. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected.

Larger and Better Capitalized Competitors:

Our markets are new, rapidly evolving and highly competitive, and we expect this competition to persist and intensify in the future. Our failure to maintain and enhance our competitive position could seriously harm our business and operating results. We encounter current or potential competition from a number of sources, including:

·	Equipment manufacturers

·	Equipment distributors

·	Network integrators

·	Technical service companies

The size of a client, the geographic scope and product platform preferences of our target client base dictates the competition we face. The market for both data network and voice communications services and products sales is highly competitive on a local, regional and national basis. The level of competition intensifies, while the number of qualified competitors diminishes as the level of technological and design expertise rises and product distribution rights narrow.

Most of our competitors have significantly greater financial, technical and marketing resources, and/or greater name recognition. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Some of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. Many of these companies have more extensive customer bases and broader customer relationships that they could leverage, including relationships with many of our current and potential customers. These companies also have significantly more established customer support and professional services organizations than we do. In addition, these companies may adopt aggressive pricing policies.

Increased competition could lead to price reductions, decreased sales volume, under-utilization of employees, reduced operating margins and loss of market share. There can be no assurance that we will be able to successfully compete for customers in our market.

Our Quarterly Operating Results Are Volatile and Future Operating Results Remain Uncertain:

Our quarterly operating results have varied in the past and will likely vary in the future. As a result, we believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as indicators of our future performance. In the future, our operating results may be below the expectations of securities analysts and investors. Our failure to meet these expectations could seriously harm the market price of our common stock. Operating results vary depending on a number of factors, many of which are outside of our control.

We generally expect that revenues in the first quarter of each year will be lower than revenues in the fourth quarter of the preceding year due to the annual nature of companies’ purchasing and budgeting cycles and the year-to-date structure of our sales incentive program. Our expense levels are relatively fixed and are based, in part, on expectations as to future revenues. As a result, if revenue levels fall below our expectations, our net income (loss) could decrease (increase) because only certain portions of our expenses vary with our revenues.

We Depend upon Third-Party Distribution Relationships:

We have a limited number of distributorship agreements and we may not be able to increase our number of distribution relationships in the future or maintain existing relationships. Currently, our distributorship agreements authorize us to act as a distributor of communications products for various vendors, including

·	Avaya

·	NorTel Networks

·	Cisco Systems

·	NEC

·	3Com

·	Krone

·	Ortronics

Our current agreements with these suppliers do not prevent them from doing business with others, and we cannot guarantee that we will continue to receive the volume of products that we need at all times. Certain of our distribution agreements are oral contracts that may be terminated by either party at will. This is also true of certain of our written contracts. Therefore, we cannot be certain that any vendor with whom we do business will elect to continue their relationship with us in the future on substantially the same terms and conditions. We believe that an interruption, or substantial modification of our distribution relationships could have a material adverse effect on our business, operating results and/or financial condition. Periodically, these distribution agreements expire and must be renegotiated in order to continue distributing each vendor’s products at competitive prices.

Supplier Product Failures:

We do not currently manufacture the equipment we purchase on behalf of clients and must purchase such equipment from others. It could adversely impact the Company’s relationships with its customers if there are delays in receiving equipment from suppliers or if there are defects in such equipment.

Contracts with Government Agencies:

Contracts with government agencies account for a small portion of our revenues. These contracts are subject to annual review and renewal by the agencies and may be terminated at any time or on short notice. Each government contract is only valid if the agency appropriates enough funds for such contracts. Accordingly, we might fail to derive any revenue from sales to government agencies under a contract in any given future period. In addition, if government agencies fail to renew or terminate any of these contracts, it would adversely affect our business and results of operations.

Small Number of Major Customers:

Currently, our customer base is very concentrated. Two customers, Bank of America and Wells Fargo, accounted for approximately 80 percent of total revenues for the year ended December 31, 2004 and 85 percent of total revenues for the year ended December 31, 2003. While we are actively diversifying our customer base beyond these two customers, we continue to receive most of our revenues from Bank of America and Wells Fargo. If we fail to increase our customer base, our business and operating results may be seriously harmed. Since our revenues and accounts receivable are concentrated in Bank of America and Wells Fargo, a significant change in the liquidity or financial position of either of these customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. A loss of either one could have a material effect on our business. From time to time we may experience delays in the collection of our accounts receivable from our two major customers, which could result in a cash flow problem and affect the viability of the business.

Our ability to attract new customers will depend on a variety of factors, including the reliability, security, and cost-effectiveness of our products and services as well as our ability to effectively market our products and services. In the past, we have lost potential customers to competitors for various reasons, including lower prices.

We Depend on Increased Business from Our Current Customers:

If we fail to generate repeat and expanded business from our current customers, our business and operating results would be seriously harmed. Many of our customers initially make a limited purchase of our products and services for pilot programs. These customers may not choose to purchase additional products or services from us. Because the total amount of maintenance and support fees we receive in any period, which constitutes a substantial portion of our revenues, depends in large part on the products we previously sold, any downturn in our sale of products would negatively impact our future service revenues. In addition, if customers elect not to renew their maintenance agreements, our service revenues could be significantly adversely affected.

Key Personnel Losses:

Competition for highly qualified technical personnel is intense and we may not be successful in attracting and retaining the necessary personnel, which would limit the rate at which we can develop services and generate sales. In particular, the departure of any of our senior management members or other key personnel could harm our business.

The Industry In Which We Operate is Rapidly Changing:

New products and technologies will emerge and existing products and technologies will further develop. We cannot predict the effect of these technological changes on our business. While change in technology can create new demand for products and services that we may provide, these new products and technologies may reduce the demand for future services that we offer. Alternatively, such changes in technology may not be made available to us for sale or distribution. As a result, our most significant competitors in the future may be new entrants to our markets with access to new technology and products, which would not be burdened by a technical personnel base familiar with older technology and equipment. Although we are constantly training our personnel on the latest technologies and equipment, it may be cost prohibitive for us to retrain personnel on entirely new hardware/software platforms. Our future success depends, in part, on our ability to anticipate and adapt in a timely manner to technological changes.

General Economic Conditions May Affect Our Ability To Succeed:

To the extent the general economic health of the U.S. declines or stagnates, or to the extent companies and individuals fear such a decline or stagnation is imminent, these companies and individuals may reduce expenditures such as those for our services. Any decline/stagnation or concern about a decline or stagnation may delay decisions among some of our customers and prospective customers to make evaluations of our services. Any of these delayed decisions could cause our revenues to decline or to be delayed.

Intellectual Property Risks:

Our intellectual property might not be protectable. Despite our precautions, it may be possible for unauthorized third parties to copy our services or obtain and use information that we regard as proprietary to create services that compete against ours. If we fail to protect and preserve our intellectual property, we may lose an important competitive advantage. In addition, we may from time to time be served with claims from third parties asserting that our products or technologies infringe their intellectual property rights. If, as a result of any claims, we are precluded from using technologies or intellectual property rights, licenses to the disputed third-party technology or intellectual property rights might not be available on reasonable commercial terms, or at all. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation, either as plaintiff or defendant, could result in significant expense and divert the efforts of our technical and management personnel from productive tasks, whether or not the litigation is resolved in our favor. A successful claim against us, coupled with our failure to develop or license a substitute technology, could cause our business, financial condition and results of operations to be adversely affected.

We May Undertake Acquisitions That May Be Difficult To Integrate, Disrupt Our Operations, and Dilute Stockholder Value:

One of our strategies is to grow through acquisitions of and/or making investments in complementary businesses, technologies, services or products. These acquisitions and investments could disrupt our ongoing business, distract our management and employees, and/or increase our expenses. The success of any acquisition or strategic alliance will depend upon our ability to value accurately, and to integrate effectively, the business acquired or alliance made. We have engaged in discussions with other companies regarding possible acquisitions and/or strategic alliances. If we acquire a company, we could face difficulty in assimilating that company’s personnel, operations, technology and software. In addition, we cannot guarantee that key personnel of an acquired company will elect to work for us. We could also face difficulty in integrating the products and services offered by an acquired company into our operations. We may incur indebtedness or issue equity securities to pay for any future acquisitions.

If we elect to acquire another company, we may use our stock as consideration in connection with such transactions, as indicated above. The issuance of equity securities in connection with such transactions could be dilutive to our existing stockholders. We do not, in general, intend to submit acquisitions to a stockholder vote, except as will be required by Delaware law.

We May Acquire Contingent or Unknown/Undisclosed Liabilities As a Result of Acquisitions We May Undertake:

If we acquire other companies, we may acquire liabilities that we do not know about at the time of closing of such acquisitions. These liabilities may be contingent or realized or prove to be larger than anticipated. If these liabilities arise, they may be in excess of our ability to collect on our indemnification rights against the former owners of the acquired company. In that case, our cash reserves may decline.

We Have Never Paid Cash Dividends:

Though we have paid dividends in kind on our preferred stock, we have never paid cash dividends on our common stock and do not expect to pay cash dividends in the foreseeable future.

We May Issue Substantial Amounts of Additional Shares in the Future Without Obtaining Stockholder Approval:

We have an aggregate of 8,452,936 shares of Common Stock authorized but unissued. As of September 30, 2004, we had 10,000,000 shares of Preferred Stock authorized, of which approximately 6,668,866 shares of Preferred Stock were authorized but unissued and not reserved for specific purposes. All of such shares may be issued without any action or approval by our stockholders. Except as described herein, there are no other present agreements, commitments or undertakings with respect to the issuance of additional shares, or securities convertible into any such shares. However, any additional issuance of shares would further dilute the percentage ownership of our common stock held by purchasers of shares offered hereby and would likely have an adverse impact on the market price of our common stock.

Future Sales Of Our Common Stock In the Public Market Could Cause Our Stock Price to Fall and Decrease the Value of Your Investment:

The market price of our common stock could fall if our stockholders sell substantial amounts of common stock, including shares issued upon the exercise of outstanding warrants and options, in the public market following this offering. These sales might impede our ability to raise capital through the sale of equity securities in the future at a time and price that we deem appropriate.

Rule 144 Sales of Our Common Stock May Have a Depressive Effect on the Price of Our Common Stock:

As of January 31, 2005, approximately 6,023,106 shares of our common stock were “restricted securities” or shares held by our “affiliates”, as those terms are defined in Rule 144 promulgated under the Securities Act of 1933 (the “Act”). Such shares may only be sold in compliance with Rule 144, pursuant to registration under the Act or pursuant to an exemption therefrom. Generally, under Rule 144, each person holding restricted securities for a period of one year and each person who is an affiliate and holds shares that are not restricted may, every three months, sell in ordinary brokerage transactions an amount of shares which does not exceed 1 % of the issuer’s then outstanding securities. Certain non-affiliated persons may sell without regard to such restrictions after holding restricted securities for two years. We are unable to predict the effect that sales made under Rule 144 may have on any then prevailing market price for our securities, although it is likely that sales of a large number of shares would depress the market price for the common stock.

We Make Estimates in the Course of Recognizing Revenue Which May be Inaccurate:

The Company derives a portion of its revenue from long-term contracts, which require the accurate estimation of the cost, scope and duration of each engagement. Revenue and the related costs for these projects are recognized on a cost-plus basis. If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly under the contracts, then future margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to the Company’s results of operations.

Continued Need for Additional Financing:

To implement our growth plan, we may need additional financing. We will need additional financing upon any of the following events:

·	Changes in operating plans

·	Lower than anticipated sales

·	Increased costs of expansion

·	Increase in competition relating to decrease in price

·	Increased operating costs

·	Potential acquisitions

Additional financing may not be available on commercially reasonable terms or may not be available at all.

We Have Issued a Substantial Number of Warrants, Options and Other Convertible Securities, Which May Cause the Trading Price of our Securities to Decline and May Limit our Ability to Raise Capital from Other Sources:

As of January 31, 2005, there were 38,746,998 shares of common stock issuable upon the exercise of options or warrants. There are also three secured convertible promissory notes, in the aggregate principal amount of $5.5 million, the entire principal amount of each of which, together with interest thereon, is convertible into common stock at a fixed conversion price of $0.17 per share. In addition, there are two promissory notes, in the aggregate principal amount of $350,000, the entire principal amount of each of which, together with interest thereon, is also convertible into common stock at a fixed conversion price of $0.17 per share. While these securities are outstanding, the holders will have the opportunity to profit from a rise in the price of our securities with a resulting dilution (upon exercise or conversion) in the value of the interests of our other security holders. Our ability to obtain additional financing during the period over which these convertible securities are outstanding may be adversely affected and their existence may have a negative effect on the price of our securities. The holders of these securities are likely to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable to us than those of the outstanding warrants, options and convertible promissory notes.

We Are Controlled By Existing Stockholders, Officers and Directors:

A small group of stockholders, including certain of our executive officers and directors, will beneficially own approximately 69% of our common stock. As a result, these stockholders, if acting together, would be able to exercise significant control over all matters requiring stockholder approval. These stockholders, if acting together, would be able to continue to elect all of our directors, thereby exercising control over our affairs. This control may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, take-over or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if the transactions would be beneficial to our other stockholders.

Our Substantial Debt Could Adversely Affect our Financial Position:

As of December 31, 2004, we had outstanding debt of approximately $4,402,000. Our substantial indebtedness could have important consequences to you. Our monthly principal repayment requirements are approximately $60,600 from March 2005 related to convertible notes in the aggregate principal amount of $5,500,000 (under which approximately $3,000,000 had been drawn as of December 31, 2004). The Security Agreement with Laurus provides for the acceleration of the due date of the Laurus debt upon the occurrence of certain events of default including, without limitation, failure to make debt service payments or a material breach of any of the Laurus financing documents. In connection with the Laurus financing the Company entered into a Registration Rights Agreement (“RRA”). The Company agreed to file a registration statement to register the shares of common stock issued upon the conversion of any of the Laurus notes, or the exercise of any options and/or warrants within sixty days after the close of the financing to be effective no later than 120 days after the close of the financing. The Company failed to cause the registration statement to be filed timely and to be declared effective within the 120-day period resulting in the Company owing Laurus certain liquated damages pursuant to the RRA. On April 26, 2005, Laurus agreed to waive the terms and conditions of the default in exchange for a seven-year warrant to purchase 1,000,000 shares of the Company’s common stock at $0.23 per share. As we are in default of the debt covenants in our debt agreement with Laurus, the Laurus financing has been classified as a current obligation. Upon remedy of the debt covenants the Laurus debt will be reclassified to long-term under the provisions of the original agreement. Prior to March 2005, we are only obligated to pay interest on this indebtedness, which is payable from November 30, 2004. The debt evidenced by the convertible notes is secured by a lien on all of our assets and properties and all of the assets and properties of our operating subsidiary. In addition, we have a series of other promissory notes totaling $950,000. Interest on a total of $700,000 of these notes accrues on a monthly basis with principal and accrued interest payable upon maturity. Interest on the remaining $250,000 is payable monthly. The Company has an option of paying interest on the debt evidenced by the convertible notes in cash or, subject to a number of conditions, by issuing common stock. However, in the event that we are unable to generate sufficient cash flow from our operations, we may face difficulties in servicing our substantial debt load. In such event, we could be forced to seek protection from our creditors, which could cause the liquidation of the Company in order to repay the secured debt. In addition, our outstanding indebtedness could limit our ability to obtain any additional financing.

The Market for Our Common Stock Is Limited:

Our securities currently trade on the OTC Bulletin Board and only a small number of shares are traded on a daily basis. As a result, there is a limited market in our securities and there can be no assurance that a more active market will develop. Accordingly, purchasers of the shares of common stock offered hereby will find that their investment is highly illiquid and that the shares are difficult to sell.

Our Stock Price May Be Volatile, Which May Affect Your Investment:

Our Common Stock price may fluctuate significantly as a result of:

·	variations and fluctuations in our operating results and revenues;

·	failure to meet analyst and investor expectations;

·	announcements by us or our competitors of technological innovations or new services;

·	changes in our industry, including regulatory conditions;

·	general economic and market conditions; or

·	our common stock being held by relatively few owners.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk is principally confined to our cash, cash equivalents and investments. We currently do not hedge interest rate exposure.

Foreign Currency Exchange Risk

The current foreign exchange exposure in all international operations is deemed to be immaterial since all of our net sales and the majority of liabilities are receivable and payable in U.S. dollars. We do not use derivative financial instruments to hedge against foreign exchange exposure.

ITEM 7.	FINANCIAL STATEMENTS

The financial statements required by this item are included under Item 13 of this Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Predecessor Independent Registered Public Accounting Firm

Effective February 14, 2005, BDO Seidman, LLP (“BDO”) resigned as the Company’s independent registered public accounting firm. Effective February 14, 2005, the Company has engaged Pisenti & Brinker LLP (“Pisenti”) to replace BDO as the Company’s independent registered public accounting firm. The decision to use Pisenti as the Registrant’s independent registered public accounting firm has been approved by the Audit Committee of the Company’s Board of Directors.

The reports of BDO on the Company’s financial statements for each of the years ended December 31, 2003 and 2002 (collectively, the “Prior Fiscal Periods”) did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles, except that (i) the report of BDO with respect to the Company’s financial statements as of and for the year ended December 31, 2003 (the “2003 Financial Statements”) noted that the Company has restated its 2003 Financial Statements to correct errors concerning the accounting for certain debt and equity instruments issued by the Company during 2003; and (ii) the reports of BDO with respect to the Company’s financial statements for the Prior Fiscal Periods contained an explanatory paragraph indicating that there was substantial doubt as to the Company’s ability to continue as a going concern.

With respect to the restatement described in the preceding paragraph, the Company notes that the errors identified were non-cash in nature, pertain specifically to the accounting for certain financing transactions, and did not impact the Company’s previously reported net revenues, operating loss or cash flows from operating activities.

During the Prior Fiscal Periods and the interim period from January 1, 2004 through February 14, 2005, there were no disagreements between the Company and BDO on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of BDO, would have caused BDO to make reference to the subject matter of the disagreement(s) in connection with its reports on the Company’s financial statements.

In connection with the restatement, BDO has advised management and the Audit Committee of one matter that BDO considers to be a material weakness in internal control over financial reporting as defined by the Public Company Accounting Oversight Board. This material weakness in internal control over financial reporting consists of a lack of sufficient knowledge and experience among the Company’s internal accounting personnel in applying accounting principles generally accepted in the United States to transactions that are relatively complex and non-routine in nature that led to the restatement of certain of the Company’s financial statements.

The Company has authorized BDO to respond fully to any inquiries of Pisenti relating to Pisenti’s engagement as the Company’s independent registered public accounting firm.

The Company has not previously consulted with Pisenti regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion which might be rendered on the Company’s financial statements, and no written or oral advice was provided to the Company that was an important factor considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue. Neither did the Company discuss with Pisenti any accounting, auditing or financial reporting issue that was a subject of disagreement between the Company and BDO, as there were no such disagreements.

(b) Current Independent Registered Public Accounting Firm

The Company was advised by Pisenti that in connection with Pisenti's audit of the Company's 2004 financial statements, Pisenti had a disagreement with management regarding the appropriate accounting for large, unapplied customer credits which the Company had carried in the balance of its accounts receivable and subsequently decided to include in income for 2004. The discussions with management surrounding the disagreement were protracted and contentious. The disagreement was ultimately resolved to Pisenti's satisfaction.

ITEM 8A.	CONTROLS AND PROCEDURES

(a)
Under the supervision and with the participation of our management, including our principal executive officer, to the best of her knowledge, and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing of this report. Based upon that evaluation, the principal executive officer, to the best of her knowledge, and principal financial officer have concluded that our disclosure controls and procedures are not effective due to the identification of material weaknesses in our internal control over financial reporting discussed below.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the following material weaknesses in internal control over financial reporting have been identified:

Description of material weaknesses in internal control over financial reporting

●   The inability of the Company's internal accounting personnel to timely close its books and prepare consolidated financial statements (including all required disclosures) at period-end in accordance with generally accepted accounting principles. The Company had inadequate staffing to ensure that internal controls over reconciliation's, review of account balances and closing procedures are performed consistently and on a timely basis. In addition, the Company's internal accounting personnel lacked the technical knowledge necessary to prepare consolidated financial statements in accordance with generally accepted accounting principles and the disclosures and other information required to be included in Form 10-KSB.

● Lack of internal technical knowledge and resources necessary to properly identify, analyze and apply generally accepted accounting principles to non-routine transactions in connection with (i) assets acquired from other businesses, (ii) measurement and allocation of debt proceeds in situations involving warrants and options issued to lenders and recordation and re-measurement of the related options and warrants, (iii) measurement and recordation of beneficial conversion features arising from or related to the issuance of convertible securities, and (iv) recordation of and testing of impairment to goodwill.

●   This control deficiency resulted in adjustments to the Company's 2004 consolidated financial statements at or near the due date for filing of its annual report with the SEC and could further result in misstatements of short and long term debt, deferred financing costs, liabilities related to warrants and options which are indexed to and have the potential to be settled in the Company's stock, and intangible assets that would in turn result in a material misstatement of the Company's annual or interim financial statements that would not be prevented or detected.

● Inadequate controls over period-end financial reporting processes The Company's period-end review procedures were ineffective as they relate to the following: (i) reconciliation of the components of work-in-process, (ii) identification and removal of stale costs being carried in work-in-process, (iii) over-reliance on an automated job cost system to calculate and record costs and revenue associated with system installation contracts, (iv) premature recognition of revenue on installation contracts in situations where no activities have occurred except for the delivery of parts and equipment to customer's premises, (v) reconciliation of the year-end physical inventory count and adjustment of general ledger control account and subsidiary records for differences on a timely basis, (vi) reviews of allowances for potential bad debts and the proper disposition of significant unapplied customer credits, (vii) review and approval of credit memos issued subsequent to period-end for proper authorization and possible revenue recognition and accounts receivable valuation implications, and (viii) identification and recordation of accrued liabilities in the proper period.

These control deficiencies resulted in adjustments to work-in-process; inventories, revenue, cost of goods sold, the allowance for uncollectible accounts receivable and accrued liabilities in the Company's 2004 consolidated financial statements at or near the date for filing of its annual report with the SEC. Additionally, these control deficiencies could further result in misstatements of work-in-process, revenue, inventories, accounts receivable and accrued liabilities that would result in a material misstatement of the Company's annual or interim financial statements that would not be prevented or detected.

●   Inadequate recordkeeping related to individual customer contracts and the measurement of revenue and cost of goods sold on an individual contract basis under the percentage-of-completion and completed-contract methods.

This control deficiency did not result in an adjustment to the 2004 consolidated financial statements. However, this deficiency could result in a material misstatement to the Company's annual or interim financial statements that would not be prevented or detected.

In addition to the material weaknesses discussed above, the Company also had significant deficiencies in internal control that are not believed to constitute material weaknesses.

(b)	The Company has taken or plans to take the following actions to address the issues discussed above.

●    We have established documentation policies and procedures for accounting review of the period-end close process, preparation of necessary reconciliations and adjusting journal entries for revenue, cost of goods sold, inventories, work-in-process, accrued liabilities, re-measurement of options and warrants and amortization of deferred financing costs and beneficial conversion features on convertible securities.

● We have purchased an online accounting research tool to assist us in consistent financial reporting and application of accounting policies and procedures.

● We have engaged expert accounting consultants to assist in the application of GAAP to complex issues on a quarterly basis.

●   We plan to hire additional qualified accounting personnel to focus on our ongoing remediation and compliance efforts and initiatives, including but not limited to revenue recognition, contract accounting and management of inventories and work-in-process.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Officers and Directors

Set forth below is information concerning each of our Directors and officers as of March 31, 2005:

Name	Age	Position
Janice B. Fuellhart	57	Chairman of the Board, Chief Executive Officer, President
Steven Richman	62	Director
William M. Burns	46	Director
Paul E. Graf	37	Director
John R. Repetti	44	Director
Marc Dell’Immagine	48	Controller, Principal Accounting Officer

Janice B. Fuellhart, age 57, has been our Chairman and a member of the Board of COMC since February 28, 2003. Ms. Fuellhart was also appointed Chairman, CEO and President of ICF Communication Solutions, Inc., our wholly owned operating subsidiary, on February 28, 2003. In 2003, Ms. Fuellhart was appointed CEO and President of COMC. Previously, Ms. Fuellhart served as Executive Chairman of PageOne Communications in London, England, CEO of USA Mobile Communications headquartered in Ohio, President and Chief Operating Officer of Cable Systems USA based in Pennsylvania, Chairman and CEO of Cellular Systems USA, and General Partner of Cable Systems USA II. Ms. Fuellhart is a private investor primarily in the telecommunications industry. Ms. Fuellhart received a BA degree from Clarion University of Pennsylvania and is a recipient of an Honorary Doctor of Letters from Clarion University.

Steven Richman, age 62, is the principal owner and has served as the Chief Executive Officer of Fabric Resources International for over five years. Mr. Richman is an active investor in the telecom industry. Mr. Richman was the co-founder and an officer of Cable Systems USA, an officer of Cellular Systems USA, and a Director of USA Mobile Communications Holdings, Inc., Phonetel, Inc., and Cable Systems USA II. Mr. Richman received his BS degree from Cornell University.

William M. Burns, age 46, was the Chairman of the Board of COMC until he stepped down from that position on February 28, 2003. Mr. Burns became one of our Directors in 1997. Mr. Burns was also a co-founder in 1989 of and is now the Executive Vice-President and Chief Operating Officer of our wholly owned subsidiary, ICF. Mr. Burns has over eighteen years of experience in the communications industry, having started ICF’s predecessor in 1988. Prior to that, Mr. Burns held technical and management positions at the PacTel-PacBell Company. Prior to that he was employed at John Jackson Enterprises in Sacramento from 1978 through 1986. Mr. Burns attended four years of college at Rockland, California.

Paul E. Graf, age 37, is a private investor and has served on the Board of Directors of Choice Media and various other private enterprises. Mr. Graf was founder, Chairman and CEO of Portalvision, Inc., an Internet community software development company, from August 1999 until May 2002. Prior to Portalvision, Mr. Graf was a Public Equity Portfolio Manager and venture capital investor in New York, NY from 1997 to 1999. Mr. Graf received his BS in Business from Lehigh University in 1989.

John R. Repetti, age 44, has been a CPA and a partner of Graf Repetti & Co., LLC, a regional CPA firm headquartered in New York, New York for over five years. He is also a founder and president of Family Office Group, LLC, a multi-family office that serves the needs of affluent individuals and their families. John has worked with many commercial enterprises, high net worth individuals and not-for-profit organizations as an accountant, consultant and advisor. He has served as a board member for various commercial and not-for-profit organizations. John is a graduate of Fordham University and is a member of the Fordham University Athletic Hall of Fame.

Marc Dell’Immagine, age 48, is our Controller and Principal Accounting Officer. Mr. Dell’Immagine is responsible for the financial management, contract management, treasury and financial reporting. Prior to joining us in November 2001, Mr. Dell’Immagine spent sixteen years in public accounting with a local CPA firm. Mr. Dell’Immagine has had experience in dealing with a wide array of businesses in various industries. Mr. Dell’Immagine has a BS degree in accounting from Hayward State University.

Board of Directors

Our By-laws provide that our Board of Directors shall be composed of five to seven members. Each director has been appointed by the other existing directors, as our By-laws allow the Board to fill vacancies until the next meeting of stockholders. Our By-laws permit the Board of Directors to fill any vacancy and the new director may serve until the next meeting of stockholders or until his successor is elected and has qualified.

Committees of the Board

Our Executive Committee is made up of our entire Board of Directors, while our Audit Committee is made up of Paul E. Graf, Steven Richman and John R. Repetti. John R. Repetti is a practicing certified public accountant. The Compensation and Option Committee consists of Paul E. Graf and John R. Repetti. The Nominating Committee consists of Janice B. Fuellhart and William M. Burns. These committees meet at least quarterly, just prior to our regularly scheduled quarterly Board meetings.

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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth the compensation we and/or ICF have paid or accrued to all executive officers during the fiscal years ended December 31, 2004, 2003 and 2002(1)(2):

	Annual Compensation		Long-Term Compensation
(a) Name/Principal Position	(b) December 31	(c) Salary ($)	(d) Bonus ($)
Janice B. Fuellhart (3) Chairman of the Board, Chief Executive Officer, President	2004 2003	441,760 113,600	0 0
William M. Burns (4) Executive Vice President, and Board Member	2004 2003 2002	174,215 152,500 118,559	0 0 0
Marc Dell’Immagine(5) Controller and Principal Accounting Officer	2004 2003 2002	103,077 84,300 65,300	0 0 0
Christopher R. Smith(6)	2003 2002	40,600 149,583	0 0

___________

(1)
As to any named officer or director or group of executive officers, the above compensation does not include the use of an automobile and other personal benefits; the total value of which does not exceed the lesser of $50,000 or 10% of such person’s or group of persons’ cash compensation.

(2)	Pursuant to the regulations promulgated by the Securities and Exchange Commission, the table omits columns reserved for types of compensation not applicable to us.

(3)
Ms. Janice Fuellhart was appointed to the Board of Directors of COMC and ICF on February 28, 2003 and also appointed Chairman of COMC. Ms. Fuellhart was also appointed Chairman, CEO and President of ICF on February 28, 2003. In 2003, Ms. Fuellhart became President and CEO of COMC. Included in the 2003 salary amount of $113,600 is $31,800 of salary paid in 2003, $56,300 of compensation that has been accrued but not paid as of December 31, 2003 and $25,500, which represents the value of the 2,100,000 shares of common stock earned by Ms. Fuellhart in 2003. In March 2003, the Company issued 2,100,000 shares of common stock, valued at $42,000, for services Ms. Fuellhart rendered in connection with assistance in financial restructuring provided in the quarter ended March 31, 2003 and additional services to be provided over the next year. During the quarter ended June 30, 2003, Ms. Fuellhart received 75,000 shares of convertible redeemable Series B preferred stock, valued at $15,000, as compensation for services rendered in connection with the restructuring. In December 2003, Ms. Fuellhart was awarded 667 shares of convertible redeemable Series B Preferred Stock, valued at $6,000, as compensation. Included in the 2004 salary amount of $441,760 are certain shares of Convertible Redeemable Preferred Stock, valued for financial purposes at $292,974, awarded to Ms. Fuellhart in 2004

(4)
Mr. Burns stepped down as Chairman of the Board on February 28, 2003. Mr. Burns was appointed Executive Vice-President and Chief Operating Officer of ICF on February 28, 2003. Included in the 2003 salary amount of $152,500 is $148,200 of salary paid in 2003, and $4,300 of compensation which represents the value of common stock received by Mr. Burns in 2003. In the first quarter of 2003, Mr. Burns relinquished 376,623 out-of-the money options in exchange for 216,370 shares of common stock. This exchange was valued at $4,300, or $.02 per share for each share of common stock. In December 2003, Mr. Burns was awarded 667 shares of convertible redeemable Series B Preferred Stock, valued at $6,000, as compensation.

(5)
Mr. Dell’Immagine has been our Controller and Principal Accounting Officer since April 2003 and has been with the Company since November 2001. In December 2003, Mr. Dell’Immagine was awarded 222 shares of convertible redeemable Series B Preferred Stock, valued at $2,000, as compensation.

(6)
Mr. Smith resigned as President and CFO of ICF on February 28, 2003 and on April 3, 2003, the current Chairman, on behalf of the Board, accepted Mr. Smith’s offer to the Board to resign as CEO, President and acting CFO of COMC at the request of the Chairman.

For discussion on options held and employment contracts for executive officers, see Item 11 below.

Aggregate Option Exercises in 2004 and Fiscal Year-End Option Values

No options granted to employees, officers and directors were exercised during the year ended December 31, 2004. In March 2003, William Burns relinquished 376,623 out-of-the money options in exchange for 216,370 shares of common stock.

In December 2003, 50,000 shares of common stock were awarded to four non-officer employees, 50% vested in December 2003 and the remaining 50% vested in December 2004. In addition, 10,000 shares of common stock, valued at approximately $3,500, were awarded to an employee in January 2004 . No options were granted to employees, officers or directors during 2004.

Fiscal Year-End Option Values

Christopher R. Smith had options on 2,463,896 shares of common stock and due to past actions on his part, the Company believes that it may have grounds for voiding these options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name	No. of Shares Owned	% of Total (1)
Janice B. Fuellhart (2)	9,169,726	26.98%
Peter Graf (3)	15,000,790	36.53%
Steven Richman (4)	9,437,244	26.62%
William M. Burns (5)	11,572,109	34.82%
George Malin	8,166,017	23.99%
Paul E. Graf (6)	9,773,235	26.91%
Douglas Abrams	1,396,224	5.01%
John R. Repetti	32,500	*
Burnham Securities, Inc. (7)	4,401,672	14.06%
Randall P. Stern (7)	4,401,672	14.06%
All Officers and Directors as a Group (5 persons)	39,984,814	68.65%

____________

(1)
For each listed shareholder, beneficial ownership percentage has been determined based upon a fraction, the numerator of which is the total number of shares beneficially owned by such shareholder after giving effect to all exercisable stock options and warrants and the conversion of all convertible securities held by them (the “Beneficial Ownership Amount”), and the denominator of which is the total number of outstanding shares of common stock plus the applicable Beneficial Ownership Amount. An asterisk (*) indicates beneficial ownership of less than one percent. The beneficial ownership percentage figures for each individual shareholder do not take into account any conversions of our Preferred Stock, 18% or 24% notes, or any other of our convertible securities by any other shareholder.

(2)
Includes 2,100,000 shares of common stock, valued at $42,000, the Company issued in March 2003 to Ms. Fuellhart, the Chairman, President and CEO of the Company, for services rendered in connection with assistance in financial restructuring provided in the quarter ended March 31, 2003 and additional services provided during 2004. Of these shares, 525,000 vested immediately with the remaining balance of 1,575,000 shares vesting 50% on October 1, 2003 and 50% on March 31, 2004, respectively. During the quarter ended June 30, 2003, Ms. Fuellhart was awarded 75,000 shares of convertible redeemable Series B preferred stock, convertible into 1,500,000 shares of common stock, valued at $15,000, as compensation for services rendered in connection with the restructuring. In December 2003, Ms. Fuellhart was awarded 667 shares of Convertible Redeemable Series B Preferred Stock, valued at $6,000, as compensation. Certain shares of Series B Convertible Redeemable Preferred Stock were awarded to Ms. Fuellhart during 2004. An additional 516,025 shares of common stock are issuable to Ms. Fuellhart upon the conversion of 18% notes held by Ms. Fuellhart.

(3)	Peter Graf and Paul Graf each disclaim any beneficial ownership or control of the other’s shares.

(4)
Does not include 106,250 shares of common stock and 174,825 shares of common stock issuable upon conversion of Convertible Redeemable Preferred Stock held by Ms. Sandra Richman, Mr. Richman’s spouse, of which he disclaims any beneficial ownership.

(5)
Includes 3,246,753 shares of common stock held by a trust of which Mr. Burns is trustee and beneficiary, 1,785,000 shares of common stock awarded, in December 2002, upon conversion of $500,000 principal and $30,500 of accrued interest on Subordinated Notes held by Burns, and 216,370 shares which Mr. Burns was awarded in the first quarter of 2003 upon relinquishing 376,623 out-of-the-money options. In December 2003, Mr. Burns was awarded 667 shares of Convertible Redeemable Series B Preferred Stock, valued at $6,000 as compensation.

(6)
Includes 150,000 shares of common stock that Mr. Graf has a right to purchase upon exercise of options that are currently exercisable. Peter Graf and Paul Graf each disclaim any beneficial ownership or control of the other’s shares.

(7)
Includes 3,372,260 shares of common stock (to be acquired during the effectiveness of this registration statement) issuable upon the exercise of a warrant issued to the shareholder as consideration for services rendered in connection with the Laurus Financing and 1,029,412 shares of common stock (to be acquired during the effectiveness of this registration statement) issuable upon the conversion of a $175,000 convertible promissory note issued to the shareholder as consideration for services rendered in connection with the Laurus Financing, the entire principal amount of which is convertible into common stock at a fixed conversion price of $0.17 per share. The shareholder’s address is: c/o Burnham Securities, Inc., 1325 Avenue of the Americas, 26th Floor, New York, NY 10019.

Shares Available for Future Sale

In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, a person, including one of our affiliates (or persons whose shares are aggregated with an affiliate of ours), who has owned restricted shares of common stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class or, at such time as our shares become so listed or quoted, the average weekly trading volume of our common stock on all exchanges and/or reported through the automated quotation system of a registered securities association during the four calendar weeks preceding the date on which notice of the sale is filed with the SEC. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who has not been one of our affiliates for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

Transfer Agent

American Stock Transfer & Trust Company, 40 Wall Street, New York, New York 10005, acts as Transfer Agent for our common stock.

Market for Our Securities

Our Common Stock is currently included for quotation on the OTC Bulletin Board under the symbol “CINJ”, “CINJ.OB” or “CINJE.OB”.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 2002, the terms of the remaining subordinated related party notes in the principal amount of $750,000 were modified by which a) $500,000 of principal and $30,500 of accrued interest were converted to equity in exchange for 1,785,000 shares of the our common stock, b) the interest rate on the remaining $250,000 principal balance was reduced from 8% to 4% and c) the due date on the notes was changed so that $25,000 became due by March 31, 2003 and the balance of $225,000 became due on January 30, 2004. In March 2003, we paid down $25,000 of the notes. In June 2003, 250,000 shares of convertible redeemable Series B preferred stock were issued in exchange for $62,500 of Notes. In December 2003, the remaining $162,500 principal balance due under the Notes was extended to January 2005, and the interest rate was raised to 6% per annum. In connection with the Laurus Financing, $37,500 of the principal balance due under the Notes was exchanged for a 6.75% promissory note in the principal amount of $25,000, with interest accruing monthly and payable on November 30, 2007. Also in connection with the Laurus Financing, the interest rate on the remaining principal balance ($125,000) was raised to 6.75% per annum and the maturity date was extended to November 30, 2007, with interest accruing monthly and payable on November 30, 2007.

See the description of the Series A Convertible Redeemable Preferred Stock, Series B Convertible Redeemable Preferred Stock, 18% notes, 24% notes and 6.75% notes above in “Description of Securities”.

During 2003 and 2004, the following directors, executive officers and/or 5% shareholders either purchased or were awarded the amount of these securities set forth below.

Person	Type of Securities	Amount of such Securities Purchased (in Dollar Value or Common Stock Equivalent (“CSE”))
Janice B. Fuellhart	Series B Preferred Stock	6,553,701 CSE
	18% Notes	516,025 CSE
	6.75% Notes	$25,000
Steven Richman	Series A Preferred Stock	2,216,565 CSE
	Series B Preferred Stock	5,512,500 CSE
	18% Notes	658,193 CSE
	24% Notes	149,986 CSE
	6.75% Notes	$25,000
Peter Graf	Series A Preferred Stock	4,132,134 CSE
	Series B Preferred Stock	8,908,200 CSE
	18% Notes	593,477 CSE
	24% Notes	516,979 CSE
	6.75% Notes	$100,000
William M. Burns	Series B Preferred Stock	6,174,000 CSE
	24% Notes	149,986 CSE
	6.75% Notes	$150,000
George Malin	Series A Preferred Stock	1,927,448 CSE
	Series B Preferred Stock	5,512,500 CSE
	18% Notes	576,083 CSE
	24% Notes	149,986 CSE
	6.75% Notes	$25,000
Paul Graf	Series A Preferred Stock	2,891,171 CSE
	Series B Preferred Stock	5,512,500 CSE
	18% Notes	699,578 CSE
	24% Notes	149,986 CSE
	6.75% Notes	$25,000
Douglas Abrams	Series A Preferred Stock	963,724 CSE
Burnham Securities, Inc.	6.75% Notes	$175,000
Randall P. Stern	6.75% Notes	$175,000

To the best of management’s knowledge, there are no voting agreements in effect and all previous ones have expired or been cancelled.

See also the Laurus Financing described above in “Management’s Discussion and Analysis - Liquidity and Capital Resources.”

ITEM 13. EXHIBITS

The exhibits required by this Item 13 immediately follow Item 14 below.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for fiscal year ended December 31, 2004 by Pisenti & Brinker LLP:

2004

Audit Fees (1)	$120,000

Non-Audit Fees:
Audit Related Fees (2)	$—
Tax Fees (3)	$—
All Other Fees (4)	$45,000
TOTAL FEES PAID TO AUDITOR	$165,000

(1)
Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports.

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

The audit committee has considered the role of BDO Seidman, LLP in providing certain tax services and other non-audit services to the Company and has concluded that such services were compatible with BDO Seidman, LLP’s independence as our auditors. In addition, since the effective date of the SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, the Audit Committee has and will continue to pre-approve all audit and permissible non-audit services provided by the independent auditors.

The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors, pursuant to which it may pre-approve any service consistent with applicable law, rules and regulations. Under the policy, the Audit Committee may also delegate authority to pre-approve certain specified audit or permissible non-audit services to one or more of its members, including the chairman. A member to whom pre-approval authority has been delegated must report its pre-approval decisions, if any, to the Audit Committee at its next meeting, and any such pre-approvals must specify clearly in writing the services and fees approved. Unless the Audit Committee determines otherwise, the term for any service pre-approved by a member to whom pre-approval authority has been delegated is twelve months

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report

(1) Financial Statements- the financial statements are listed in the Index to Financial Statements on page F-1 and are filed as part of this annual report.

(2) Exhibits- the Index to Exhibits following the Signature Page indicates the exhibits which are being filed as part of this report and the exhibits which are incorporated herein by reference.

(b) Reports on Form 8-K.

We filed six current reports on Form 8-K or Form 8-K/A with the Securities and Exchange Commission during the fourth quarter of 2004 and the first or second quarters of 2005. A summary of each of these filings is set forth below:

      1. Report on Form 8-K filed on December 9, 2004 under Item 1.01 (Entry into a Material Definitive Agreement), regarding our financings with Laurus Master Fund, Ltd.) and under Item 2.01 (Completion of Acquisition or Disposal of Assets), regarding our acquisition of certain operating assets of Southwest Century Communications, Inc.

      2. Report on Form 8-K/A filed on December 13, 2004 January 27, 2004 under Item 1.01 (Entry into a Material Definitive Agreement), regarding our financings with Laurus Master Fund, Ltd.) and under Item 2.01 (Completion of Acquisition or Disposal of Assets), regarding our acquisition of certain operating assets of Southwest Century Communications, Inc. filed for the purpose of including various exhibits and to correct certain inaccuracies in Items 1.01 and 2.01 of the Report filed by the Company on December 9, 2004 (the “Original 8-K”). The Exhibits were inadvertently omitted from the Original 8-K.

      3. Report on Form 8-K filed on February 1, 2005 under Item 4.02 (b) (Non-Reliance on Previously Issued Financial Statements), regarding the Company’s reevaluating of its accounting for certain convertible securities in light of the guidance provided in, among other literature, Emerging Issues Task Force (“EITF”) Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”; EITF Issue No.00-27”Application of Issue 98-5 to Certain Convertible Instruments”; and EITF Topic No. D-98 “Classification and Measurement of Redeemable Securities”.

4. Report on Form 8-K filed on February 18, 2005 under Item 4.01 (Changes in Company’s Certifying Accountant), regarding the changes in our certifying accountants.

      5. Report on Form 8-K/ A filed on March 11, 2005 under Item 9.01 (Financial Statements and Pro-Forma Financial Information) filed to include the financial statements and pro-forma financial information required by Item 9.01 in connection with the acquisition disclosed at items 1 and 2 above.

 6. Report on Form 8-K filed on May 2, 2005 under Item 1.01 (Entry into a Material Definitive Agreement) and 3.02 (Unregistered sale of Equity Securities) regarding an amendment to the Registration Rights Agreement attached as Exhibit 10.21 to this Report and the related issuance to Laurus of a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.23 per share.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of COMC, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of COMC, Inc. and its wholly owned subsidiary, ICF Communication Solutions, Inc. (Subsidiary) as of December 31, 2004, and the related consolidated statements of operations, shareholders’equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of COMC, Inc. and Subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the year then ended  in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As discussed in Note 3 to the financial statements, the Company has incurred operating and net losses in 2004, 2003 and 2002, and has a capital deficiency at December 31, 2004. Further, the Company has limited borrowing capacity under its existing credit facilities in order to fund any additional cash required for its operations or otherwise. These matters raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plan in regard to these matters is also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pisenti & Brinker LLP

Petaluma, California
May 27, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of COMC, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of COMC, Inc. and its wholly owned subsidiary, ICF Communication Solutions, Inc. (Subsidiary) as of December 31, 2003, and the related consolidated statements of operations, shareholders’equity (deficit), and cash flow for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of COMC, Inc. and Subsidiary as of December 31, 2003, and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As discussed in Note 3 to the financial statements, the Company has incurred operating and net losses in 2003. Further, the Company has limited additional financing available under its current accounts receivable financing facility in order to fund any additional cash required for its operations or otherwise. These matters raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plan in regard to these matters is also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 1(b), the Company's financial statements as of December 31, 2003 and for the year then ended have been restated.

/s/ BDO Seidman, LLP

San Jose, California

March 19, 2004, except for the matters described in Note 1(b), as to which the date is February 4, 2005.

COMC, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,		Pro forma at December 31
	2003	2004	2004
	(As Restated)		(Unaudited)
			Note 1(d)

Current Assets:
Cash and cash equivalents	$384,300	$287,400	$287,400
Accounts receivable, less allowance for doubtful accounts of $58,300 and $100,700 and $100,700	3,143,200	1,906,500	1,906,500
Unbilled receivables, net	787,100	409,100	409,100
Inventories	117,600	605,800	605,800
Prepaid expenses and other current assets	104,500	263,900	263,900
Total Current Assets	4,536,700	3,472,700	3,472,700

Property and equipment, less accumulated depreciation and amortization of $1,675,500 and $1,773,500 and $1,773,500	491,500	724,200	724,200

Deferred financing charges, net	—	3,469,000	3,469,000
Goodwill	—	371,800	371,800
Other Assets	48,500	68,700	68,700
	$5,076,700	$8,106,400	$8,106,400

See accompanying notes to consolidated financial statements.

COMC, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,		Pro forma at December 31,
	2003	2004	2004
	(As Restated)		(Unaudited)
			Note 1(d)

Liabilities, Convertible Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
Current Liabilities:
Bank borrowings	$1,707,700	$—	$—
Accounts payable	1,336,100	1,121,500	1,121,500
Accrued expenses	753,600	811,800	811,800
Current portion of capital lease obligations	29,000	31,700	31,700
Customer deposits	218,800	258,900	258,900
Fair value of put warrant	145,000	80,400	80,400
Accrued interest	5,200	94,700	24,400
Accrued dividends	61,800	68,700	—
Secured convertible minimum borrowing note	—	1,000,000	1,000,000
Current portion of secured convertible term loan	—	2,000,000	2,000,000
Convertible notes payable due related parties	20,400	396,500	—
Warrant and option liability	—	6,913,800	6,913,800
Total Current Liabilities	4,277,200	12,778,000	12,242,500

Capital lease obligations, net of current portion	55,500	23,800	23,800
Subordinated notes payable due related party	162,500	—	—
Notes payable shareholder	—	950,000	950,000
Total Liabilities	4,495,600	13,751,800	13,216,300

Commitments and Contingencies (Notes 5, 7, 9, and 11)

Convertible Redeemable Preferred Stock, Series A, $.01 par value; 2,000,000 shares authorized; 1,205,216 and 1,205,216 shares issued and outstanding, respectively; 0 shares issued and outstanding pro forma	89,100	165,200	—
Convertible Redeemable Preferred Stock, Series B, $.01 par value; 4,000,000 shares authorized; 1,555,556 and 1,816,219 shares issued and outstanding, respectively; 0 shares issued and outstanding pro forma	292,400	830,200	—

Shareholders’ Equity (Deficit): Common stock, $.01 par value; 40,000,000 shares authorized; 30,510,328 and 31,747,064 shares issued; 26,709,091 and 27,112,494 shares outstanding, respectively; 8,460,793[1] shares outstanding pro forma	305,100	317,400	892,400
Additional paid-in capital	17,648,200	18,037,300	18,993,200
Accumulated deficit	(15,501,400)	(22,601,500)	(22,601,500)
Treasury stock at cost; 3,801,237 and 4,634,570 shares, respectively	(2,252,300)	(2,394,000)	(2,394,000)
Total Shareholders’ Equity (Deficit)	199,600	(6,640,800)	(5,109,900)
	$5,076,700	$8,106,400	$8,106,400

1After giving effect to a 10 for 1 reverse stock split authorized at a Special Shareholders’ meeting on March 28, 2005.

See accompanying notes to consolidated financial statements.

COMC, Inc. and Subsidiary

Consolidated Statements of Operations

	Years Ended December 31,
	2003	2004
	(As Restated)

Revenues:
Data and voice services	$11,744,100	$11,762,000
Recruitment services	144,100	68,800
	11,888,200	11,830,800
Cost of Revenues:
Data and voice services	7,592,800	7,619,200
Recruitment services	109,500	49,500
	7,702,300	7,668,700
Gross Profit	4,185,900	4,162,100
Operating Expenses:
Selling, general and administrative	4,659,300	6,145,100
Depreciation and amortization	256,600	239,000
	4,915,900	6,384,100
Loss from Operations	(730,000)	(2,222,000)
Other Income (Expense):
Third party:
Interest expense	(259,300)	(420,700)
Financing fees and charges	—	(76,800)
Settlement gain	—	125,000
Remeasurement of warrants and options	(145,000)	(4,142,400)
Other	—	1,500
Interest income	300	—
	(404,000)	(4,513,400)
Related party:
Interest expense	(9,100)	(24,700)
Imputed interest expense	—	(2,100)
Amortization of Imputed beneficial conversion discount upon issuance of convertible debt	(20,400)	(188,500)
Imputed finance charge relating to the issuance of Series B Convertible Redeemable Preferred Stock	(233,400)	—
	(262,900)	(215,300)
Total Other Income (Expense)	(666,900)	(4,728,700)
Loss Before Provision for Income Taxes	(1,396,900)	(6,950,700)
Income Tax Provision (Benefit)	(7,900)	1,600
Net Loss	(1,389,000)	(6,952,300)
Accreted Preferred Stock Dividend	(91,400)	(147,800)
Net Loss Attributable to Common Shareholders	$(1,480,400)	$(7,100,100)
Basic and Diluted Loss per Common Share Attributable to Common Shareholders	$(0.06)	$(0.27)
Basic and Diluted Weighted-Average Common Shares Outstanding	26,074,410	26,736,199

See accompanying notes to consolidated financial statements.

COMC, Inc. and Subsidiary

Consolidated Statements of Shareholders’ Equity (Deficit)

	Common Stock		Additional		Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Shares	Amount	Shareholders’ Equity (Deficit)

Balances January 1, 2003	27,433,958	$274,300	$16,832,600	$(14,021,000)	(3,801,237)	$(2,252,300)	$833,600
Issuance of shares for option conversion - related party	216,370	2,200	2,100	—	—	—	4,300
Issuance of shares for services	2,860,000	28,600	39,400	—	—	—	68,000
Beneficial conversion feature on preferred stock (Restated)	—	—	565,200	—	—	—	565,200
Beneficial conversion feature on convertible stock (Restated)	—	—	208,900	—	—	—	208,900
Net loss (Restated)	—	—	—	(1,389,000)	—	—	(1,389,000)
Preferred Stock Dividend (Restated)	—	—	—	(91,400)	—	—	(91,400)
Balances, December 31, 2003 (As Restated)	30,510,328	305,100	17,648,200	(15,501,400)	(3,801,237)	(2,252,300)	199,600
Issuance of common stock for services	1,186,736	11,800	168,700	—	—	—	180,500
Issuance of common stock in connection with shareholder notes payable	50,000	500	8,000	—	—	—	8,500
Exchange of shareholders notes payable	—	—	12,500	—	—	—	12,500
Return of common stock in legal settlement	—	—	141,700	—	(833,333)	(141,700)	—
Beneficial conversion feature on Laurus financing	—	—	58,200	—	—	—	58,200
Net loss	—	—	—	(6,952,300)	—	—	(6,952,300)
Preferred Stock Dividend	—	—	—	(147,800)	—	—	(147,800)
Balances, at December 31, 2004	31,747,064	317,400	18,037,300	(22,601,500)	(4,634,570)	(2,394,000)	(6,640,800)
Proforma adjustments (unaudited)	(23,286,271)	575,000	955,900	—	—	—	1,530,900
Proforma at December 31, 2004 (unaudited)	8,460,793	$892,400	$18,993,200	$(22,601,500)	(4,634,570)	$(2,394,000)	$(5,109,900)

See accompanying notes to consolidated financial statements.

COMC, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2003	2004
	(As Restated)

Cash Flows From Operating Activities:
Net Loss	$(1,389,000)	$(6,952,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred finance charges	—	99,100
Depreciation and amortization	256,600	239,000
Remeasurement of fair value of warrants and options	—	4,207,000
Issuance of common stock for services	53,800	165,100
Gain on sale of property and equipment	—	(1,500)
Issuance of common stock for options	4,300	—
Imputed beneficial conversion discount	20,400	188,500
Imputed interest expense	1,800	2,100
Fair Value of Put Warrants	145,000	(64,600)
Issuance of Series A Convertible Redeemable Preferred Stock for expenses	49,900	—
Issuance of Series B Convertible Redeemable Preferred Stock for services and expenses	275,400	470,900

Changes in operating assets and liabilities:
Accounts and unbilled receivable	(1,932,800)	1,957,300
Inventories	26,500	(301,300)
Prepaid expenses and other current assets	16,700	(155,300)
Accounts payable	298,200	(208,500)
Accrued expenses	139,700	58,200
Income taxes refundable	400,900	—
Customer deposits	(369,800)	40,100
Accrued interest	5,200	89,500
Net Cash Used in Operating Activities	(1,997,200)	(166,700)

Cash Flows From Investing Activities:
Other assets	23,100	(57,200)
Long-term deferred financing costs	—	(437,700)
Purchase of property and equipment	(24,100)	(37,900)
Proceeds from the sale of property and equipment	—	1,700
Net Cash Used In Investing Activities	(1,000)	(531,100)

Cash Flows From Financing Activities
Sale of Series A Convertible Redeemable Preferred Stock	312,500	—
Sale of Series B Convertible Redeemable Preferred Stock	215,000	—
Proceeds from secured convertible term loan	—	950,000
Proceeds from convertible minimum borrowing note	—	1,000,000
Proceeds from convertible revolving note	—	892,000
Repayments on convertible revolving note	—	(892,000)
Advances from bank loans	12,150,600	13,073,200
Repayments of bank loans	(10,470,000)	(14,780,900)
Loans due to shareholders	208,900	387,600
Repayment of related party subordinated notes payable	(25,000)	—
Payments of capital lease obligations	(38,900)	(29,000)
Net Cash Provided By Financing Activities	2,353,100	600,900
Net Increase (Decrease) in Cash and Cash Equivalents	354,900	(96,900)
Cash and Cash Equivalents, beginning of period	29,400	384,300
Cash and Cash Equivalents, end of period	$384,300	$287,400

Cash Paid For:
Interest	$256,200	$415,200
Income taxes	$1,600	$1,600

Noncash Investing and Financing Activities:
Issuance of notes payable in Southwest Century acquisition	$—	$1,300,000
Deferred financing costs	$—	$3,130,400
Goodwill related to the acquisition of Southwest Century	$—	$371,800
Accreted dividend on Series A and B Convertible Redeemable Preferred Stock	$91,400	$147,800
Issuance of Series B Convertible Redeemable Preferred Stock in exchange for services	$—	$470,900
Issuance of Series B Convertible Redeemable Preferred Stock in exchange for related party note payable	$62,500	$—

See accompanying notes to consolidated financial statements.

COMC, Inc. and Subsidiary
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

(a) The Company and Principles of Consolidation

COMC, Inc. and Subsidiary (the Company) is a technology service company in the telecommunications industry with a regional service coverage area. The Company designs, implements, supports, and manages LAN/WAN computer network systems, voice communication network systems, and premise wiring for both data and voice. In addition, the Company provides customers with permanent and temporary technical professional recruitment and placement services. The Company begun redirecting its business focus away from the recruitment and placement services in 2003 and is not actively seeking new customers in this area.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ICF Communication Solutions, Inc. (ICF). All significant intercompany accounts and transactions have been eliminated.

On August 17, 1998, the Company consummated the acquisition of ICF Communication Systems, Inc. (ICF). Under the terms of the Agreement and Plan of Merger dated July 24, 1998, ICF merged with and into a wholly owned subsidiary of the Company that had been especially organized for purposes of this transaction (the Merger). In connection with the Merger, ICF’s name was changed to ICF Communication Solutions, Inc. In consideration for the Merger, the two principals of ICF received an aggregate payment valued at approximately $14,000,000, as follows: $1,500,000 in cash at the closing of the transaction; $3,500,000 in promissory notes of which $125,000 remain outstanding as of December 31, 2004, and 6,493,506 shares of the Company’s common stock valued at $9,000,000 or $1.386 per share. The Company agreed to use its best efforts to register the shares of common stock issued in connection with the Merger.

(b) Restatement

The accompanying consolidated financial statements as of and for the year ended December 31, 2003 (the “2003 Financial Statements”) have been restated to correct errors pertaining to the accounting for certain debt and equity instruments issued by the Company during 2003. Specifically, the Company has adjusted its 2003 consolidated financial statements in order (i) to properly account for certain beneficial conversion features imbedded in its convertible preferred stock and convertible debt instruments in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, which had the effect of reducing the net loss attributable to common shareholders by $102,900 and increasing shareholders equity by $877,000; (ii) to properly account for the issuance of convertible preferred stock issued in exchange for the settlement of certain borrowings, which had the effect of increasing the net loss attributable to common shareholders and reducing shareholders’ equity by $17,800; and (iii) to correct a computational error made in determining the liability attributable to a derivative financial instrument, which had the effect of increasing the net loss attributable to common shareholders and reducing shareholders’ equity by $25,000. Further, the Company has adjusted its 2003 consolidated financial statements by reclassifying the carrying amount of its convertible redeemable preferred stock out of liabilities (as previously reported) and into mezzanine financing (as reclassified) at December 31, 2003 in accordance with EITF Topic No. D-98, Classification and Measurement of Redeemable Securities, which had no effect on reported net loss or shareholders' equity. Refer to Note 5, Financings; Note 8, Transactions With Related Parties; and Note 11, Convertible Redeemable Preferred Stock.

The aggregate effect of the foregoing matters on the reported net loss in the 2003 consolidated financial statements is as follows:

	Year ended December 31, 2003
	As Previously Reported	As Restated

Net loss	$(1,517,900)	$(1,389,000)
Net loss attributable to common shareholders	$(1,540,500)	$(1,480,400)
Basic and diluted net loss per common share attributable to common shareholders	$(0.06)	$(0.06)

(c) Uses of Estimates

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

COMC, Inc. and Subsidiary
Notes to Consolidated Financial Statements

(d) Unaudited Pro Forma Information

In connection with the Laurus Financing (See Note 5), the holders of the 18% and 24% convertible notes payable and of each of the outstanding shares of Series A and B Convertible Redeemable Preferred Stock signed irrevocable elections to convert their securities into common stock at the applicable conversion ratios. Each share of Series A Convertible Redeemable Preferred Stock, including accrued dividends of which there were approximately 13,287,510 shares outstanding, was convertible into 10 shares of common stock and each share of Series B Convertible Redeemable Preferred Stock, including accrued dividends of which there were approximately 40,047,651 shares outstanding, was convertible into 20 shares of common stock. The 18% and 24% convertible notes payable including accrued interest are convertible into 3,043,356 and 1,116,923 shares of common stock, respectively. In order to facilitate the conversion of the preferred stock and notes payable it was necessary to complete a one-for-ten reverse stock split.

On March 28, 2005, a Special Meeting of Shareholders was held and the Board of Directors received enough votes and was authorized on behalf of the Company to amend the Certificate of Incorporation to effect a one-for-ten reverse stock split of the outstanding common stock of the Company in order to allow the conversion of the convertible securities. The Company expects the one-for-ten reverse stock split to be completed by June 30, 2005. Except as noted to the contrary, all share data disclosed in these financial statements are presented on a pre-split basis.

The unaudited pro forma balance sheet at December 31, 2004, as presented in the accompanying Consolidated Balance Sheets assumes the conversion of all Series A and Series B Convertible Redeemable Preferred Stock, including accrued dividends and the 18% and 24% convertible notes payable, including accrued interest.

(e) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

(f) Inventories

Inventories are valued at the lower of cost or market value. Cost is substantially determined by the first-in, first-out method, including parts and equipment. The Company records adjustments to its inventory for estimated obsolescence or diminution in market value equal to the difference between the cost of the inventory and the estimated market value, based on market conditions from time to time. These adjustments are estimates, which could vary significantly, either favorable or unfavorably, from actual experience if future economic conditions, levels of consumer demand, customer inventory levels or competitive conditions differ from expectations.

(g) Property and Equipment

Property and equipment are stated at cost. Additions, improvements and major renewals are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from five to seven years. Leasehold improvements are amortized on the straight-line method over the term of the lease or the useful life of the asset, whichever is shorter.

(h) Impairment of Long-Lived Assets

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, currently ranging from three to fifteen years. Long-lived assets, such as property and equipment and purchased intangible assets with finite lives, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company assesses the fair value of the assets based on the undiscounted future cash flow the assets are expected to generate and recognizes an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment is identified, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.

(i) Goodwill and Indefinite-Lived Intangible Purchased Assets

The Company reviews goodwill and purchased intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company performs a two-step impairment test. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units based on a weighting of income and market approaches. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of the estimated future cash flows. Under the market approach, the Company estimates the fair value based on market multiples of revenue or earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value

COMC, Inc. and Subsidiary
Notes to Consolidated Financial Statements

of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied value, then the Company records an impairment loss equal to the difference. For indefinite-lived intangibles, the Company compares the fair value of the indefinite-lived purchased intangible assets to the carrying value. The Company estimates the fair value if these intangible assets using the income approach. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less that the carrying value.

(j) Revenue Recognition

Revenues and related costs for short-term projects (i.e. projects with duration of less than one month) are recognized as the projects are completed. Revenues generated by contracts of longer duration (typically covering periods of two-to-three months) are recognized principally on the percentage-of-completion method in the ratio that cost incurred bears to estimated cost at completion. Project costs are comprised of time and materials. Out-of-pockets costs are not billed separately; rather, such costs are included in the contract price. Profit estimates are revised periodically based on changes in facts and circumstances; any losses on contracts are recognized immediately.

Revenue and related costs for recruitment services are recognized as services are provided.

(k) Advertising Costs

The cost of advertising is expensed as incurred. Advertising costs for the years ended December 31, 2003 and 2004, were approximately $5,600 and $7,600, respectively.

(l) Income Taxes

Income taxes are calculated using the liability method of accounting for income taxes specified by Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statements and income tax bases of assets, liabilities and carryforwards using enacted tax rates. Valuation allowances are established when necessary, to reduce deferred tax assets to the amount expected to be realized. Realization is dependent upon future pre-tax earnings, the reversal of temporary differences between book and tax income, and the expected tax rates in effect in future periods.

(m) Fair Value of Financial Instruments

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

As of December 31, 2003 and 2004 the fair values of the Company’s financial instruments approximate their historical carrying amounts.

(n) Allowance for doubtful accounts

The Company establishes an allowance for doubtful accounts to ensure trade receivables are not overstated due to collectibility. Bad debt reserves are maintained based on a variety of factors, including length of time receivables are past due, macroeconomic events, significant one-time events and historical experience. A specific reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

COMC, Inc. and Subsidiary
Notes to Consolidated Financial Statements

(o) Stock-Based Compensation

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

SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income (loss) and earnings (loss) per share as if compensation cost for the Company’s stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No.123. There were no options granted in 2003 and 2004. Under the accounting provisions of SFAS No. 123. The Company’s pro forma net loss and the basic and diluted net loss per share attributable to common shareholders would have been adjusted to the pro forma amounts below.

	For the Years Ended December 31,
	2003	2004
	(As Restated)

Net loss attributable to common shareholders:
As Reported	$(1,480,400)	$(7,100,100)
Add: Stock-based employee compensation expense included in net loss, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(20,200)	(6,400)
Pro forma net loss attributable to common shareholders	$(1,500,600)	$(7,106,500)

Basic and diluted loss per share attributable to common shareholders
As reported	$(0.06)	$(0.27)
Pro forma	$(0.06)	$(0.27)

(p) Earnings Per Share

The Company applies the provisons of SFAS No. 128, “Earnings Per Share”. SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earning of an entity. Anti-dilution provisions of SFAS No. 128 require consistency between diluted per-common-share amounts and basic per-common-share amounts in loss periods. Had the Company recognized net income in fiscal 2004, incremental shares attributable to the assumed exercise of 19,075,998 outstanding options and warrants would have increased diluted shares outstanding by 11,671,867 shares. Options to purchase 421,000 shares of common stock at prices between $0.30 per share and $1.00 per share were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.

COMC, Inc. and Subsidiary
Notes to Consolidated Financial Statements

The calculation of unaudited pro forma basic and diluted net loss per share attributable to common stockholders assumes the conversion of all shares of Series A and Series B Convertible Redeemable Preferred Stock, plus accrued dividends and the 18% and 24% convertible shareholder notes payable plus accrued interest into shares of common stock using the as-if-converted method, as if such conversion had occurred as of January 1, 2004, or the original issuance date, if later. The calculation of pro forma net loss per share attributable to common stockholders excludes incremental common stock issuable upon exercise of options, as their effect would be antidilutive.

	For the Years Ended December 31,
	2003	2004
	(As Restated)
Historical
Numerator:
Net loss	$(1,389,000)	$(6,952,300)
Accreted preferred stock dividend	(91,400)	(147,800)
Net loss attributable to common stockholders	$(1,480,400)	$(7,100,100)

Denominator:
Denominator for basic and diluted net loss per share attributable to common stockholders	26,074,410	26,736,199
Basic and diluted net loss per share attributable to common stockholders	$(0.06)	$(0.27)

Pro forma
Pro forma net loss (unaudited)		$(7,100,100)

Pro forma basic and diluted net loss per share (unaudited)		$(0.09)

Shares used above		26,736,199
Pro forma adjustments to reflect assumed weighted-average effect of conversion of preferred stock and convertible notes payable (unaudited)		52,628,288

Pro forma shares used to compute basic and diluted net loss per share (unaudited)		79,364,487

Historical outstanding anti-dilutive securities not included in diluted net loss per share attributable to common stockholders calculation:
Convertible Redeemable Preferred Stock	43,163,283	53,335,161
Convertible shareholder notes payable	3,043,356	4,160,279
Warrants to purchase common stock	277,777	26,272,297
Options to purchase common stock	3,621,864	12,475,001
	50,106,280	96,242,738

COMC, Inc. and Subsidiary
Notes to Consolidated Financial Statements

(q) Recent Accounting Pronouncements

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which have characteristics of both liabilities and equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As the Company’s redeemable preferred stock is conditionally redeemable (i.e., redeemable only upon the occurrence of a conditional event), these financial instruments are deemed to fall outside the scope of SFAS No. 150, consistent with the guidance in EITF Topic No. D-98, Classification and Measurement of Redeembable Securities. Accordingly, the adoption of SFAS No. 150 does not impact the Company’s financial statements.

In November 2003, the Emerging Issues Task Force ("EITF") issued EITF No. 03-6 "Participating Securities and the Two-Class Method under FASB Statement No. 128", which provides for a two-class method of calculating earnings per share computations that relate to certain securities that would be considered to be participating in conjunction with certain common stock rights. This guidance is applicable to the Company starting with the third quarter beginning July 1, 2004. The Company believes that the adoption of this pronouncement does not impact the Company's earnings per share calculations for the year ended December 31, 2004.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning in the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the Company’s results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In November 2004, the FAS issued Statement No. 151, “Inventory Costs, an amendment of ARB No.43, Chapter 4”. Statement 151 clarifies abnormal amounts of idle facility expense, freight, handling costs, and wasted material be accounted for as a current period expense. Statement 151 is effective for fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 151 will have a material effect on its financial position, results of operations or cash flows.

2. Acquisition of the Assets of Southwest Century Communications, Inc.

Effective November 30, 2004, the Company completed the acquisition of substantially all of the assets of Southwest Century Communications, Inc. (“Southwest Century”,) a Houston, Texas based voice and data company, for a total consideration of $1.3 million, $1,050,000 of which was paid in cash financed through the Laurus transaction and $250,000 of which was paid in the form of a promissory note. One of the principal owners of Southwest Century received a two-year employment contract at an annual salary of $125,000 and became the Regional Manager of ICF’s Texas operations. ICF has already moved several of its Houston, Texas based employees to Southwest Century’s premises and has agreed to a month-to-month facility rental charge that ICF will pay Southwest Century. In connection with the Acquisition, the Company also agreed to issue 50,000 shares of common stock valued at $8,500.

COMC, Inc. and Subsidiary
Notes to Consolidated Financial Statements

The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the net assets acquired based on their fair value as follows:

Purchase price	$1,308,500

Allocated to assets and liabilities:
Tangible net assets acquired:
Accounts and unbilled receivables	305,600
Inventory	186,500
Land	77,000
Buildings	308,000
Property and equipment	53,500
Other	6,100
936,700

Excess of purchase price over net assets acquired	$371,800

Summary pro forma information regarding revenues, net loss attributable to common shareholders and net loss per share attributable to common shareholders is set forth in the following table:

For the year ended December 31, 2003	COMC, Inc. Consolidated Historical	Southwest Century Historical	Pro forma Adjustments	Pro forma

Revenues	$11,888,200	$2,762,200		$14,650,400
Net loss attributable to common shareholders	$(1,480,400)	$(363,600)	$(1,104,500)	$(2,948,500)
Basic and diluted net loss per share attributable to common shareholders	$(0.06)	$(0.01)		$(0.11)
Basic and diluted weighted-average common shares outstanding	26,074,410	26,074,410		26,074,410

For the year ended December 31, 2004	COMC, Inc. Consolidated Historical January 1, 2004 through December 31, 2004	Southwest Century January 1, 2004 through November 30, 2004	Pro forma Adjustments	Pro forma

Revenues	$11,830,800	$1,890,500		$13,721,300
Net loss attributable to common shareholders	$(7,100,100)	$(283,900)	$(1,178,100)	$(8,562,100)
Basic and diluted net loss per share attributable to common shareholders	$(0.27)	$(0.01)		$(0.32)
Basic and diluted weighted-average common shares outstanding	26,736,199	26,736,199		26,736,199

Pro forma adjustments reflect the additional interest expense and amortization of debt discount in connection with the Laurus financings entered into by the Company as if each of these events had occurred January 1, 2003.

3. Future Prospects

The Company incurred operating losses and net losses in 2003 and 2004, and had a capital deficiency at December 31, 2004. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Pisenti and Brinker, LLP, and BDO Seidman LLP, the Company’s current and predecessor independent registered public accounting firm, respectively, each issued a going concern uncertainty opinion in their respective reports for the fiscal years ended December 31, 2004 and 2003, respectively.

Management has taken steps during 2004 to improve the Company’s financial situation, including replacing a $2.75 million accounts receivable financing facility from Pacific Business Funding, a division of Greater Bay Bancorp, with a $5.5 million convertible note financing arrangement with Laurus Master Fund, Ltd., acquiring substantially all of the operating assets of Southwest Century Communications, Inc., a Houston, Texas based data and voice service provider, making further cuts in overhead costs, downsizing the Company’s Houston operations, and making changes in the Company’s management.

COMC, Inc. and Subsidiary
Notes to Consolidated Financial Statements

4. Property and Equipment

Property and equipment consisted of the following at:

	December 31,
	2003	2004

Furniture and office equipment	$857,400	$893,700
Vehicles	565,000	426,900
Computer equipment	439,100	473,300
Software	99,700	111,000
Land	—	77,000
Buildings and Leasehold improvements	205,800	515,800
	2,167,000	2,497,700
Less accumulated depreciation and amortization	1,675,500	1,773,500
	$491,500	$724,200

5. Financings

5.5 Million Dollar Convertible Note Financing

Effective as of November 30, 2004, the Company entered into a series of agreements (the “Laurus Agreements”) with Laurus Master Fund, Ltd. (“Laurus”) whereby the Company agreed to issue to Laurus: (i) a secured convertible term note (the “Term Note”) in the amount of $2 million, (ii) a secured convertible revolving note in the amount of $2.5 million (the “Revolving Note”), (iii) a secured convertible minimum borrowing note in the amount of $1 million (the “Minimum Borrowing Note”; the Minimum Borrowing Note, the Term Note and the Revolving Note being referred to collectively as the “Notes”), (iv) a related option to purchase up to 8,865,337 shares of common stock at a price of $0.01 per share (the “Option”), and (v) a seven year warrant to purchase up to 19,250,000 shares of common stock at a price of $0.23 per share (the “Warrant”). The transactions contemplated by the Laurus Agreements (the “Laurus Financing”) closed on December 3, 2004, with an effective date of November 30, 2004. The loan evidenced by the Notes is secured by all of the assets of the Company and ICF.

In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the option to purchase up to 8,865,337 shares of common stock and the warrant to purchase up to 19,250,000 shares of common stock have been classified as a short-term liability (with a corresponding entry to long-term deferred financing costs) and were originally valued at fair value on the date of issuance ($2,197,900 at November 30, 2004). The Company estimated the fair value of the warrant by using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 198%; risk free interest rate of 4.88%; and the contractual life of the warrant. At December 31, 2004, the Company marked-to-market the warrant liability and took a remeasurement charge of $3,392,000. On December 31, 2004 and November 30, 2004, the Company’s common stock was trading at $0.20 and $0.08 per share, respectively. The long-term deferred financing cost is being amortized to expense over three years, the term of the financing arrangements.

Each of the Notes matures on November 30, 2007 (the “Maturity Date”). The principal amount of each of the Notes bears interest at the prime rate plus two percent with a minimum rate of 6.75%. The minimum monthly payment on the Term Note is $60,606, plus the monthly interest payment, and may be paid in cash, common stock or a combination thereof, dependent upon the occurrence of certain criteria. Prior to March 2005, the Company is only obligated to pay interest on this indebtedness, which is payable from November 30, 2004. Laurus has the option to convert the entire amount of the obligations with respect to each of the Notes into shares of common stock at a conversion price of $0.17 per share, provided that, subject to certain exceptions, such conversion does not result in Laurus beneficially owning more than 4.99% of the Company’s outstanding shares of common stock.

The Security Agreement provides for the acceleration of the due date of the Laurus debt upon the occurrence of certain events of default including, without limitation, failure to make debt service payments or a material breach of any of the Laurus financing documents. In connection with the Laurus financing the Company entered into a Registration Rights Agreement (“RRA”). The Company agreed to file a registration statement to register the shares of common stock issued upon the conversion of any of the Laurus notes, or the exercise of any options and/or warrants within sixty days after the close of the financing to be effective no later than 120 days after the close of the financing. The Company failed to cause the registration statement to be filed timely and to be declared effective within the 120-day period resulting in the Company owing Laurus certain liquated damages pursuant to the RRA. On April 26, 2005, Laurus agreed to waive the terms and conditions of the default in exchange for a seven-year warrant to purchase 1,000,000 shares of the Company’s common stock at $0.23 per share.

COMC, Inc. and Subsidiary
Notes to Consolidated Financial Statements

In connection with the Laurus Financing the Company issued a $350,000 convertible note payable and a five-year warrant to purchase up to 6,744,520 shares of common stock at a price of $0.17 per share to Burnham Securities, Inc. (“Burnham”) and a Burnham employee as consideration for services rendered. Principal and interest on the $350,000 owed to Burnham and its employee is convertible into common stock at the option of the noteholders at a fixed conversion price of $0.17 per share. In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the warrants have been classified as a short-term liability (with a corresponding entry to long-term deferred financing costs) and were originally valued at fair value on the date of issuance ($508,900 at November 30, 2004). The Company estimated the fair value of the warrant using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 198%; risk free interest rate of 4.88%; and the contractual life of the warrant. At December 31, 2004, the Company marked-to-market the warrant liability and took a remeasurement charge of $815,000. On December 31, 2004 and November 30, 2004 the Company’s stock was trading at $0.20 and $0.08 per share, respectively. The long-term deferred financing cost is being amortized to expense over three years, the term of the financing arrangement.

Effective as of December 31, 2004, the Company incurred indebtedness in the amount of $3,000,000 under the Laurus Financing.

The initial fair values assigned to, and subsequent mark-to-market adjustments made with respect to, the options and warrants issued in connection with the Laurus financing may be summarized as follows:

	Laurus
	Option
	and	Burnham
	Warrant	Warrant	Total

Initial value assigned:	$2,197,900	$508,900	$2,706,800

Mark-to-market	3,392,000	815,000	4,207,000

Carrying value: December 31, 2004	$5,589,900	$1,323,900	$6,913,800

The initial fair values assigned to, and subsequent amortization made with respect to, the options and warrants issued in connection with the Laurus financing may be summarized as follows:

Deferred Financing Costs:	Initial Recording	Carrying Value At December 31, 2004

Laurus convertible notes payable	$58,200	$56,600
Burnham warrants	508,900	494,800
Laurus options and warrants	2,197,900	2,136,800
Cash deferred financing costs and notes payable	803,100	780,800
	$3,568,100	$3,469,000

Additional $950,000 Indebtedness

Concurrently with the Laurus Financing, in November of 2004, the Company incurred indebtedness to certain shareholders and financial advisors in the aggregate amount of $950,000 at 6.75% interest. Of this indebtedness, $200,000 represents an additional debt investment by existing shareholders, $250,000 is owed to Frances R. Campbell in connection with the acquisition of the operating assets of Southwest Century Communications, Inc. and $350,000 is owed to Burnham Securities, Inc. (“Burnham”) and a Burnham employee as consideration for services rendered in connection with the Laurus Financing. Interest on the $250,000 owed to Frances R. Campbell is payable monthly beginning in December 2004. Interest on the remainder of the indebtedness accrues monthly and is payable on the due date of November 30, 2007. Principal and interest on the $350,000 owed to Burnham and its employee is convertible into common stock at the option of the noteholders at a fixed conversion price of $0.17 per share. None of the remaining 6.75% notes are convertible.

The Company was indebted to a stockholder pursuant to a $162,500 promissory note due in January 2005 with an interest rate of 6% per annum. In connection with the Laurus Financing, $37,500 of the principal balance due under the note was exchanged for a 6.75% promissory note in the principal amount of $25,000, with interest accruing monthly and payable on November 30, 2007. Also in connection with the Laurus Financing, the interest rate on the $125,000 remaining principal balance was raised to 6.75% per annum and the maturity date was extended to November 30, 2007, with interest accruing monthly and payable on November 30, 2007.

COMC, Inc. and Subsidiary
Notes to Consolidated Financial Statements

In the first quarter of 2004, the Company's largest supplier increased the Company's line of credit to $500,000. This supplier has a second lien on all of the Company's assets.

Lines of Credit

In February 2003, the Company entered into a one-year accounts receivable financing facility with Pacific Business Funding, a division of Cupertino National Bank, which is part of Greater Bay Bancorp, to replace its facility with Comerica. The Agreement with Greater Bay Bancorp provides, among its terms, a $1,000,000 financing facility with a borrowing formula of 80% of eligible receivables, collateralized with a first lien on all assets. The finance fees on this Greater Bay Bancorp facility are 1.5% per month (18% annual rate) on average daily cash balances with an additional administrative fee and an annual commitment fee. There are no financial covenants under this facility. On October 10, 2003, the maximum commitment under this financing facility was increased to $1,500,000. In connection with this increase, the Company executed a warrant agreement with Pacific Business Funding for 277,777 shares of the Company's common stock at an exercise price of $0.09 per share and an expiration date of October 14, 2013. The warrant also provides Pacific Business Funding a $25,000 put in lieu of exercising the warrant. As the puttable warrant may require cash settlement, the Company has classified the instrument as a liability in accordance with SFAS No. 150. The Company has in the accompanying consolidated statements of operations, under the caption Financing Fees and Charges, recognized $145,000 and $(64,600) in other (income) expenses for the warrant based on the estimated fair value of the warrant as of December 31, 2003 and 2004, respectively. The Company estimated the fair value of the warrant by using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 198%; risk free interest rate of 4.88%; and the contractual life of the warrant.

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

In connection with the Laurus Financing, described below, the Company replaced a factoring arrangement with Pacific Business Funding, which had been in place since February 12, 2003 and was subsequently amended on October 1, 2004. This factoring arrangement provided, among other things, for a maximum commitment of $2,750,000, interest of 12% per annum and a term extending through October 31, 2005. Upon the closing of the Laurus Financing, all amounts owed by the Company to Pacific Business Funding pursuant to the factoring arrangement were paid off, and the Pacific Business Funding line of credit was terminated (the “PBF Payoff”).

Debt Financing

From 1998 through 2002, the Company acquired twelve vehicles for a total purchase price of $216,000 under capital lease arrangements with the vehicles as security. The loans bear interest at rates ranging from 0.9% to 9.7%.

The annual maturities of the debt financing discussed above for years ending December 31, are as follows:

For the years ending December 31,

2005	$3,428,200
2006	18,100
2007	955,700
$4,402,000

COMC, Inc. and Subsidiary
Notes to Consolidated Financial Statements

6. Accrued Expenses

Accrued expenses consisted of the following at:

	December 31,
	2003	2004

Accrued payroll and related expenses	$438,200	$165,400
Accrued vacation	111,300	140,900
Accrued commissions	5,800	6,800
Accrued sales tax	130,800	93,100
Billings in excess of costs and earnings on contracts	—	197,500
Other	67,500	208,100
	$753,600	$811,800

7. Commitments, Operating Leases and Contingencies

Operating Leases

The Company leases certain offices under operating leases expiring on various dates through 2007. The minimum future rental commitments under non-cancelable operating leases payable over the remaining terms of the operating leases are:

For the years ending December 31,

2005	$172,400
2006	94,000
2007	84,100
2008	400
$350,900

Rent expense, net of sublease income for the years ended December 31, 2003 and 2004 was $233,092 and $226,239, respectively.

Legal Matters

On August 8, 2004, the Company, for the sum of $6,300, settled an action brought by the trustee in bankruptcy of E-time Capital to settle what the trustee claimed was a preferential distribution. The amount was a de minimus settlement and was in the Company’s best interest.

On September 10, 2003, the Company filed a lawsuit in Contra Costa County Superior Court in California against several former employees of the Company, and their related business entity for misappropriation of trade secrets, breach of contract and various business torts. On July 1, 2004, the Company entered into a contingency fee agreement with its outside counsel that all fees in the case after that date were to be recovered from the defendants. Any amounts recovered in excess of legal bills were to be divided equally between the Company and its outside counsel.

On November 9, 2004, the Company and ICF entered into a Settlement Agreement, Mutual Release of All Claims and Covenant Not to Sue (the “Settlement Agreement”) with certain parties. The Settlement Agreement, among other things, called for a dismissal of the case, a mutual release of claims by the parties, a cash payment to the Company of $125,000 and the transfer to the Company of 833,333 shares of common stock. Pursuant to the contingency fee agreement referenced above, this cash payment and an equal amount of shares of common stock has been transferred to the Company's outside counsel. The 833,333 shares of common stock issued to outside counsel has been included in the caption “Issuance of common stock for services” in the Company’s Consolidated Statements of Shareholders’ Equity (Deficit).”

On October 31. 2003, the Company filed another lawsuit in California bearing Case No. C03-02803 naming as defendants former employees of the company and their related business entities. The Complaint contained causes of action for misappropriation of trade secrets, breach of contract and other business torts. One group of defendants filed a Cross-Complaint against the Company and its Chief Operating Officer. The Company believes that there is no basis for the Cross-Complaint. A settlement was reached with the group of defendants that filed the Cross-Complaint. The settlement requires the Company's insurer to pay the sum of $7,500.00 and the Company will pay $2,500.00 towards that defendants' share of discovery referee fees. This group of defendants will be dismissed from the Complaint with prejudice and dismiss their Cross-Complaint with prejudice. Each party will bear their own attorneys fees and costs. With respect to the remaining defendants, negotiations have been ongoing whereby a dismissal with prejudice for a waiver of attorneys fees and costs may occur. Currently a trial date is set for August 1, 2005. It is anticipated that this matter may be fully settled as stated herein within the next 30-45 days.

On August 8, 2003, an adversary proceeding was filed against the Company by trustee-in-bankruptcy, Suzanne Decker, representing one of ICF’s customers, E-time Capital, Inc. On August 9, 2001, an involuntary petition for Chapter 7 bankruptcy protection was filed against E-time Capital. The adversary proceeding against ICF was seeking return of a certain payment made by E-time Capital to ICF for services rendered by ICF in April, 2001. ICF settled this matter in an amount that was less than $10,000.

On or about April 8, 2005 Bowles & Verna, former counsel for ICF, filed an action seeking to recover prior attorney’s fees and costs in the amount of $28,730.52. Service of the Complaint was effectuated on or about May 2, 2005. The fees and costs relate to services rendered by Bowles & Verna in the Bingham and Metropolitan Agency v. ICF matters. The Company estimates that its total potential exposure in this matter is less than $40,000.00, including advanced charges.

On April 18, 2005, COMC/ICF filed a Complaint for Rent and Damages based upon breach of contract and breach of the covenant of good faith and fair dealing arising from unpaid utility costs accrued and due from their sub-tenant, Home Lending, Inc., a California corporation. These unpaid costs arose from a Standard Industrial/Commercial Single-Tenant lease (Gross) entered into between ICF and Home Lending dated May 16, 2000 regarding premises located at 1700 West Burbank Blvd., Burbank, California. COMC/ICF alleges that its sub-tenant under this sub-lease failed to tender payment of such utility costs when due and after written demand was made. The sum in issue at present is $25,133.66, plus reimbursement of the Company’s attorney’s fees and costs. The Company is not aware of any potential or actual claim against COMC/ICF or potential unfavorable exposure arising from this action.

COMC, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Employment Agreements

In 2001, the Company amended the employment agreement with its current Chief Operating Officer (“COO”). The employment agreement terminates upon the earliest of the due date of the Subordinated Note, repayment in full, or the sale or transfer of the note by the COO. The COO's salary was raised from an annual salary of $135,000 to $150,000 effective January 1, 2004; however, his employment agreement was not changed. See Note 8

The Company's current Chairman and Chief Executive Officer ("CEO") is an "At Will" employee at an annual salary of $135,000. The Company started paying the CEO her annual salary in September 2003, and had, as of December 31, 2003 accrued $56,300 in salary for the period April through August 2003. The CEO's salary was increased effective January 1, 2004 to an annual salary of $150,000. As of May 7, 2004, the entire amount of the December 31, 2003 accrued salary has been paid.

8. Transactions With Related Parties

In December 2002, subordinated related party notes in the principal amount of $250,000, originally issued as part of the Merger discussed in Note 1 were modified by which the interest rate on the remaining $250,000 principal balance was reduced from 8% to 4%, and the due date on the notes were changed so that $25,000 became due by June 30, 2003 and the balance of $225,000 became due on January 30, 2004. In March 2003, the Company paid down $25,000 of the notes. In June 2003, 250,000 shares of Series B Convertible Redeemable Preferred Stock were issued in exchange for $62,500 of Related Party Note Payable. In December 2003, the balance of the Note in the principal amount of $162,500 was extended to January 2005 and the interest rate was raised to 6% per annum effective January 1, 2004.

The Company was indebted to a stockholder pursuant to a $162,500 promissory note due in January 2005 with an interest rate of 6% per annum. In connection with the Laurus Financing, $37,500 of the principal balance due under the note was exchanged for a 6.75% promissory note in the principal amount of $25,000, with interest accruing monthly and payable on November 30, 2007. Also in connection with the Laurus Financing, the interest rate on the $125,000 remaining principal balance was raised to 6.75% per annum and the maturity date was extended to November 30, 2007, with interest accruing monthly and payable on November 30, 2007.

In December 2003, the COO was awarded 667 shares of Series B Convertible Redeemable Preferred Stock, valued at $6,000, as compensation. In December 2003, the Controller and Principal Accounting Officer was awarded 222 shares of Series B Convertible Redeemable Preferred Stock, valued at $2,000, as compensation.

In March 2003, the Company issued 2,100,000 shares of common stock, valued at $42,000, for services that the CEO rendered in connection with assistance in financial restructuring during the quarter ended June 30, 2003 and additional services to be provided over the next year. During the quarter ended June 30, 2003, the CEO received 75,000 shares of Series B Convertible Redeemable Preferred Stock, valued at $15,000, as compensation for services rendered in connection with the restructuring. In December 2003, the CEO was awarded 667 shares of Series B Convertible Redeemable Preferred Stock, valued at $6,000, as compensation. In September 2004, the CEO was awarded 38,444 shares of Series B Convertible Redeemable Preferred Stock, valued at $115,300, as compensation. In November 2004, the CEO, COO and Principal Accounting Officer were award 222,219 shares of Series B Convertible Redeemable Preferred Stock valued in the aggregate at $355,600 as compensation.

In the fourth quarter of 2003, certain Series A and B preferred shareholders lent ICF $208,900 at 18% interest, convertible into common stock of the Company at $.08 per share of common stock, at the Noteholder's option. Interest is payable on the due date of January 2, 2005 with interest also convertible into common stock on the same basis as the principal. Interest expense associated with the above Loans from shareholders was accrued and aggregated during the years ended December 31, 2003 and 2004 in the amount of $4,700 and $26,500, respectively. The fair value of the Company’s common stock on the measurement date exceeded the conversion price applicable to the convertible notes; accordingly, the convertible notes were deemed to contain an imbedded beneficial conversion feature (“BCF”). The BCF was calculated to be approximately $730,000, however, the BCF is limited to the $208,900 net proceeds received upon issuance of the convertible debt. This $208,900 has been reflected as a discount against the carrying value of the convertible notes, which is being amortized as imputed interest expense on a straight-line basis over the remaining term of the convertible notes. At December 31, 2003 and 2004, the carrying value of the convertible notes amounted to $20,400 and $208,900, respectively. The amount of the BCF discount that was amortized during the years ended December 31, 2003 and 2004 amounted to $20,400 and $188,500, respectively. At December 31, 2004, the convertible notes were convertible into 4,160,279 shares of common stock.

During the year ended December 31, 2004, certain Series A and B preferred shareholders lent ICF $187,600 at 24% interest per annum. Interest is payable on the due date of January 2, 2005. Interest expense associated with these Loans advanced from shareholders was accrued and aggregated $36,900 for the year ended December 31, 2004.

COMC, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Conversion of Convertible Securities

Also prior to the Laurus Financing, in the fourth quarter of 2003, certain Series A and B preferred shareholders had lent ICF $208,900 at 18% interest, convertible into common stock of the Company at $0.08 per share. During the year ended December 31, 2004, certain Series A and B preferred shareholders had lent ICF a further $187,600 at 24% interest per annum.

In connection with the Laurus Financing, the holders of the 18% and 24% convertible notes and of each of the outstanding shares of Series A and B Convertible Redeemable Preferred Stock described above signed irrevocable elections to convert their securities into common stock at the applicable conversion ratios. The 18% notes including accrued interest were convertible into an aggregate of 3,043,356 shares of common stock and the 24% notes including accrued interest were convertible into an aggregate of 1,116,923 shares of common stock.

Concurrently with the Laurus Financing, in November of 2004, the Company incurred indebtedness to certain shareholders and financial advisors in the aggregate amount of $950,000 at 6.75% interest. Of this indebtedness, $200,000 represents an additional debt investment by existing shareholders, $250,000 is owed to Frances R. Campbell in connection with the acquisition of the operating assets of Southwest Century and $350,000 is owed to Burnham Securities, Inc. (“Burnham”) and a Burnham employee as consideration for services rendered in connection with the Laurus Financing. Interest on the $250,000 owed to Frances R. Campbell is payable monthly beginning in December 2004. Interest on the remainder of the indebtedness accrues monthly and is payable on the due date of November 30, 2007. Principal and interest on the $350,000 owed to Burnham and its employee is convertible into common stock at the option of the noteholders at a fixed conversion price of $0.17 per share. None of the remaining 6.75% notes are convertible.

9. Defined Contribution Plan

In April 1997, the Company amended its defined contribution plan (the Plan) such that all employees were eligible to participate in the Plan after completing three months of service and attaining the age of 21. To be entitled to an allocation of employer contributions, a participant must complete 1,000 hours of service during the Plan year and must be employed by the Company on the last day of the Plan year. Employees electing to participate in the Plan may contribute up to 20% of their annual compensation. Contributions to the Plan are limited to the maximum amount allowable under the provisions of the Internal Revenue Code. The Company may choose to make contributions to the Plan at its discretion. During the years ended December 31, 2003 and 2004, there were no Company matched employee contributions.

10. Income Taxes

The components of the provision (benefit) for income taxes were as follows for the years ended December 31, 2003 and 2004:

	Current	Deferred	Total

2003
State	$1,600	$—	$1,600
Federal	(9,500)	—	(9,500)
	$(7,900)	$—	$(7,900)

2004
State	$1,600	$—	$1,600
Federal	—	—	—
	$1,600	$—	$1,600

Previous management did not file state tax returns for fiscal years 2001 and 2002. These returns are being finalized. Since the Company has losses in both of these years, there is no tax due except for any minimum tax and penalties, which will not have a material impact on the Company and any adjustment will be minimal.

COMC, Inc. and Subsidiary
Notes to Consolidated Financial Statements

The components of deferred tax assets and liabilities were as follows at:

	December 31,
	2003	2004

Deferred tax assets (liabilities):
Allowance for uncollectible accounts	$25,300	$26,700
Depreciation	—	169,900
Accrued vacation	35,200	44,400
Net operating loss carry forwards	768,900	1,813,000
Other	(13,200)	1,500
Gross Deferred Tax Asset	816,200	2,055,500

Deferred Tax liability:
Depreciation	1,400	—
	1,400	—
Net Deferred Tax Asset	817,600	2,055,500
Less: Valuation allowance	(817,600)	(2,055,500)
	$—	$—

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

The actual tax expense (benefit) differs from the expected tax expense (benefit), computed by applying the Federal corporate tax rate of 34% to income before income taxes, as follows:

	2003	2004

Expected statutory tax (benefit)	$(474,900)	$(2,363,200)
Net tax effect of permanent differences	135,600	1,473,200
State income taxes, net of federal tax effect	(65,500)	(157,000)
Change in valuation allowance	398,000	1,237,900
Other	(1,100)	(189,300)
Income tax (benefit)	$(7,900)	$1,600

Included in the caption "other" (above) are the effects of true-up adjustments to certain deferred tax assets that did not impact the income tax provision.

As of December 31, 2004, the Company had net operating loss carryforwards for Federal and state income tax reporting purposes of approximately $4.9 million and $2.4 million, respectively. These carryforwards expire in 2024 and 2014, respectively.

11. Convertible Redeemable Preferred Stock (Restated)

In March 2003, the Company raised $312,500 through a private placement of 1,092,657.34 shares of Series A Convertible Redeemable Preferred Stock ("Series A") for $.286 per share with various accredited investors (the "Investors"). In March and June 2003, an additional 55,944.06 and 56,614.93 shares of Series A Convertible Redeemable Preferred Stock were issued, valued at $16,000 and $34,000, respectively, for services rendered and reimbursement for expenses in the first and second quarter of 2003. With respect to the 56,614.93 shares issued in June 2003, as the deemed fair value of the shares issued exceeded the expenses to be reimbursed, the Company recognized a noncash charge of $17,800 in connection with the stock issuance.

In June 2003, the Company raised $215,000 through a private placement of 1,075,000 shares of Series B Convertible Redeemable Preferred Stock ("Series B") for $.20 per share with various accredited investors. In addition, 250,000 shares of Series B Convertible Redeemable Preferred Stock were issued in exchange for $62,500 of Related Party Note Payable. In addition, the CEO received 75,000 shares of Series B convertible redeemable preferred stock, valued at $15,000, as compensation for services rendered in connection with the restructuring. In September 2003, an additional 154,000 shares of Series B Convertible Redeemable Preferred Stock were issued, valued at $246,400 for reimbursement of expenses in the third quarter of 2003. As the deemed fair value of the 154,000 shares of Series B Convertible Redeemable Preferred Stock issued in September exceeded the expenses to be reimbursed, the Company recognized a non-cash charge of $215,600 in connection with the stock issuance. In December 2003, the CEO was awarded 667 shares of Series B Convertible Redeemable Preferred Stock,

COMC, Inc. and Subsidiary
Notes to Consolidated Financial Statements

valued at $6,000, as compensation. In December 2003, the COO was awarded 667 shares of Series B Convertible Redeemable Preferred Stock, valued at $6,000, as compensation. In December 2003, the Controller and Principal Accounting Officer was awarded 222 shares of Series B Convertible Redeemable Preferred Stock, valued at $2,000, as compensation.

In September 2004, the CEO was awarded 38,444 shares of Series B Convertible Redeemable Preferred Stock, valued at $115,300, as compensation. In November 2004, the CEO, COO and Principal Accounting Officer were award 222,219 shares of Series B Convertible Redeemable Preferred Stock valued in the aggregate at $355,600 as compensation.

The Series A and Series B Convertible Redeemable Preferred Stock provides for two years of guaranteed dividends at a rate of 5% per annum; accordingly, the Company allocated approximately $64,900 of the net proceeds from the offering of the preferred stock to accrued dividends payable, which represents the present value of the two-year dividends (discounted at 6%). This dividend is being accreted as a preferred dividend on a straight-line basis (which approximates the effective interest method) over the two-year guaranteed dividend period. During the years ended December 31, 2003 and 2004, the combined accretion of the guaranteed dividends with respect to the Series A and Series B Convertible Redeemable Preferred Stock amounted to $18,500 and $31,900, respectively.

The Series A and Series B Convertible Redeemable Preferred Stock include common stock conversion features whereby, on the measurement date (which approximates the issuance date), the fair value of the Company’s common stock on an as-if converted basis exceeded the amount of the net proceeds received from the offering; accordingly, the Series A and Series B Convertible Redeemable Preferred Stock were deemed to contain an imbedded beneficial conversion feature (“BCF”). The BCF with respect to the Series A Convertible Redeemable Preferred Stock was calculated to be approximately $390,000 and the BCF with respect to the Series B Convertible Preferred Stock was calculated to be approximately $1.4 million. However, the amount of the BCF to be recognized is limited to the net proceeds received from the offerings, which, with respect to the Series A Convertible Redeemable Preferred Stock amounted to $298,400 and with respect to the Series B Convertible Redeemable Preferred Stock amounted to $266,800 (for an aggregate BCF of $565,200). The $298,400 and $266,800 have been reflected as a discount against the carrying value of the Series A and Series B Convertible Redeemable Preferred Stock, respectively, and this discount is being accreted as a preferred dividend on a straight-line basis over the remaining term (redemption date) of the preferred stock.

At December 31, 2004, the carrying value of the Series A and Series B Convertible Redeemable Preferred Stock amounted to $165,200 and $830,200, respectively. During the years ended December 31, 2003 and 2004, the combined accretion of the BCF discount with respect to the Series A and Series B Convertible Redeemable Preferred Stock amounted to $72,900 and $188,700, respectively. At December 31, 2004, the remaining combined BCF discount to be accreted as preferred dividends in future periods amounted to $105,800 with respect to the Series A and Series B Convertible Redeemable Preferred Sock.

The rights, preferences and privileges of the Series A and B Preferred stockholders are as follows:

Series A	Series B
Term	Term
The Series A Convertible Redeemable Preferred Stock has a term of five years from the date of issuance. Mandatorily redeemable in March 2008.	The Series B Convertible Redeemable Preferred Stock has a term of four years and nine months from the date of issuance. Mandatorily redeemable in March 2008.

Dividends	Dividends
The holders of Series A Convertible Redeemable Preferred Stock are entitled to receive a 5% cumulative dividend, payable in stock. The Series A Preferred stockholders are entitled to receive a minimum of two-year dividends regardless if they are forced to convert or voluntarily convert.

The holders of Series B Convertible Redeemable Preferred Stock are entitled to receive a 5% cumulative dividend, payable in stock. The Series B Preferred stockholders are entitled to receive a minimum of two-year dividends regardless if they are forced to convert or voluntarily convert.

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

Voting Rights	Voting Rights
Each share of Series A Convertible Redeemable Preferred Stock shall have the equivalent voting rights of 20 shares of common stock.	Each share of Series B Convertible Redeemable Preferred Stock shall have the equivalent voting rights of 20 shares of common stock.

Conversion	Conversion
The Series A Preferred stockholders have the right, at any time, to convert their shares into common stock.  Each share of Series A Convertible Redeemable Preferred Stock is convertible into 10 shares of common stock.

The Series B Preferred stockholders have the right, at any time, to convert their shares into common stock. Each share of Series B Convertible Redeemable Preferred Stock is convertible into 20 shares of common stock.

Redemption	Redemption
The Series A Convertible Redeemable Preferred Stock becomes due and payable on March 20, 2008.  After a two-year period, the Company has the right, at any time, without penalty, to redeem the Series A Convertible Redeemable Preferred Stock.  If the Company exercises its right, the Series A Preferred stockholders will have 10 business days to make a decision to either convert their Series A Convertible Redeemable Preferred Stock into common stock or have their shares redeemed.

The Series B Convertible Redeemable Preferred Stock becomes due and payable on March 20, 2008. After a two-year period, the Company has the right, at any time, without penalty, to redeem the Series B Convertible Redeemable Preferred Stock. If the Company exercises its right, the Series B Preferred stockholders will have 10 business days to make a decision to either convert their Series B Convertible Redeemable Preferred Stock into common stock or have their shares redeemed.

COMC, Inc. and Subsidiary
Notes to Consolidated Financial Statements

As of December 31, 2004, Series A and B Convertible Redeemable Preferred Stock, including accrued dividends would be convertible into 13,287,510 and 40,047,651 shares of common stock, respectively. Conversion is subject to limitations to the extent shares are not available for conversion as set forth in the Preferred Stock Purchase Agreements.

Conversion of Convertible Securities

Prior to the Laurus Financing, in March and June 2003, the Company had made private placements of shares of Series A Convertible Redeemable Preferred Stock with various accredited investors. Between June 2003 and September 2003 the Company had also made private placements of certain shares of Series B Convertible Redeemable Preferred Stock with various accredited investors.

Each share of Series A Convertible Redeemable Preferred Stock, including accrued dividends of which there were approximately 1,328,751 shares outstanding, was convertible into 10 shares of common stock and each share of Series B Convertible Redeemable Preferred Stock, including accrued dividends of which there were approximately 2,002,382.5 shares outstanding, was convertible into 20 shares of common stock. In addition, in connection with the Laurus Financing, the holders of such securities agreed with Laurus not to sell the shares of common stock issued upon the conversion of such securities for a period of one year, and not to sell any additional shares of common stock held by the holders of such securities which were not issued upon the conversion of such securities for a period of six months, without Laurus’ consent. At December 31, 2004, the Company’s authorized common stock was inadequate to accommodate the conversions described above. On March 28, 2005, the Board of Director’s authorized the 10 for 1 reverse stock split. Unaudited pro forma shareholders’ equity at December 31, 2004, as adjusted for the assumed conversion of all Series A and Series B Convertible Redeemable Preferred Stock and 18% and 24% convertible notes payable and set forth in the accompanying consolidated balance sheets.

12. Shareholders’ Common Stock Equity

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

In December 2003, four employees received a stock award of, in total, 50,000 shares of common stock valued at $22,500. 25,000 of these shares vested in December 2003 and the remaining 25,000 shares vested in December 2004. As of December 31, 2003 and 2004 the Company had recognized an expense of $11,200 and $4,000, respectively associated with these shares.

During the year ended December 31, 2004, the Company issued 1,186,736 shares of common stock in exchange for services valued at $180,500.

Unaudited Pro Forma Information

In connection with the Laurus financing (See Note 5), the holders of the 18% and 24% convertible notes payable and of each of the outstanding shares of Series A and B Convertible Redeemable Preferred Stock signed irrevocable elections to convert their securities into common stock at the applicable conversion ratios. Each share of Series A Convertible Redeemable Preferred Stock, including accrued dividends of which there were approximately 13,287,510 shares outstanding, was convertible into 10 shares of common stock and each share of Series B Convertible Redeemable Preferred Stock, including accrued dividends of which there were approximately 40,047,651 shares outstanding, was convertible into 20 shares of common stock. The 18% and 24% convertible notes payable including accrued interest are convertible into 3,043,356 and 1,116,923 shares of common stock, respectively. In order to facilitate the conversion of the preferred stock and notes payable it was necessary to complete a one-for-ten reverse stock split.

On March 28, 2005, a Special Meeting of Shareholders was held and the Board of Directors received enough votes and was authorized on behalf of the Company to amend the Certificate of Incorporation to effect a one-for-ten reverse stock split of the outstanding common stock of the Company in order to allow the conversion of the convertible securities. The Company expects the one-for-ten reverse stock split to be completed by June 30, 2005.

The unaudited pro forma balance sheet information at December 31, 2004, as presented in the accompanying Consolidated Balance Sheets, assumes the conversion of all Series A and Series B Convertible Redeemable Preferred Stock, including accrued dividends and the 18% and 24% convertible notes payable, including accrued interest.

COMC, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Stock Option Plan

In November 1999, the Company adopted a Stock Option Plan (The Plan). The Plan is restricted to employees, officers, and consultants of the Company. Options granted under the Plan vest over five years and are exercisable over ten years. Non-statutory options are granted at prices not less than 85% of the estimated fair value of the stock on the date of grant as determined by the Board of Directors. Incentive options are granted at prices not less than 100% of the estimated fair value of stock on the date of grant. However, options granted to shareholders who own greater than 10% of the outstanding stock are established at no less than 110% of the estimated fair value of the stock on the date of grant. No options granted to employees, officers and directors were exercised during the years ended December 31, 2003 and December 31, 2004.

A summary of the status of the Company’s outstanding stock options as of December 31, 2003 and 2004, and changes during the years then ended is presented in the following table:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price

Balances, January 1, 2003	4,174,487	$0.15
Granted	—	—
Relinquished	(376,623)	0.08
Cancelled	(176,000)	0.30
Balances, December 31, 2003	3,621,864	0.15
Granted	—	—
Relinquished	—	—
Cancelled	(12,500)	0.56
Balances, December 31, 2004	3,609,364	$0.15

Exercisable at December 31, 2004	3,606,664

Weighted-average fair value of options granted during 2004		$—
Weighted-average fair value of options granted during 2003		$—

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

The following table summarizes information about stock options outstanding as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Prices	Number of Options	Weighted-Average Exercise Prices

$ 0.01- 0.10	3,188,364	4.8 years	$0.08	3,188,364	$0.08

0.11- 0.30	175,000	2.0 years	0.30	175,000	0.30

0.31- 0.50	45,000	4.9 years	0.50	45,000	0.50

0.51- 1.00	201,000	0.3 years	0.99	198,300	0.99
	3,609,364		$0.15	3,606,664	$0.15

COMC, Inc. and Subsidiary
Notes to Consolidated Financial Statements

13. Concentration of Credit Risk

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

In 2004, revenues from the Company’s two largest customers accounted for approximately 70.9%, and 15.8%, respectively, of total revenues. Accounts receivable balances at December 31, 2004 from these customers represented approximately 37.8%, and 3.7%, respectively, of net accounts receivables. No other customer in 2004 accounted for more than 10% of total revenue.

In 2003, revenue from the Company’s two largest customers accounted for approximately 54%, and 31%, respectively of total revenues. Accounts receivable balances at December 31, 2003 from these two customers represented approximately 47%, and 44%, respectively, of net accounts receivable. No other customer in 2003 accounted for more than 10% of total revenues.

The concentrations of revenues and related receivables as of and for the years ended December 31, 2003 and 2004 as described above expose the Company to a relatively greater degree of risk of loss than would be the case with greater customer diversification.

14. Segment Information

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

COMC, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Summarized financial information concerning the operating segments in which the Company operated as of December 31, 2003 and 2004, and for each of the years then ended is shown in the following tables:

	For the Years Ended December 31,
	2003	2004

Operating Segments
Revenue:
Data and Voice Services	$11,744,100	$11,762,000
Recruitment Services	144,100	68,800
	11,888,200	11,830,800

Income (loss) from operations:
Data and Voice Services	(413,900)	(2,241,200)
Recruitment Services	26,800	19,200
Corporate	(342,900)	—
	$(730,000)	$(2,222,000)

Total assets:
Data and Voice Services	$5,037,100	$8,090,800
Recruitment Services	16,200	15,600
Corporate	23,400	—
	$5,076,700	$8,106,400

Expenditures for long-lived assets:
Data and Voice Services	$24,100	$37,900
	$24,100	$37,900

Depreciation and amortization:
Data and Voice Services	$256,600	$239,000
	$256,600	$239,000

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

15. Subsequent Events

On April 26, 2005, the Company and Laurus entered into an Amendment and Waiver (the “Amendment and Waiver”) in connection with the Registration Rights Agreement incorporated into this Report as Exhibit 10.21 (the “Registration Rights Agreement”). A copy of the Amendment and Waiver is incorporated into this Report as Exhibit 10.31.

The Registration Rights Agreement called for the Company to cause a registration statement covering certain securities held by Laurus (the “Registration Statement”) to be declared effective by the Commission within 120 days of the execution of the Registration Rights Agreement. The Company was unable to cause the Registration Statement to be declared effective within this time frame and as a result became obligated to pay to Laurus certain liquidated damages (the “Liquidated Damages”) pursuant to the terms of the Registration Rights Agreement.

Pursuant to the Amendment and Waiver, Laurus agreed to extend the date by which registration must be effective to May 30, 2005 (the “New Effectiveness Date”) and to waive any Liquidated Damages which may have become due prior to the New Effectiveness Date.

In connection with the Amendment and Waiver, the Company issued to Laurus a seven year warrant to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.23 per share (the “Warrant”). A copy of the Warrant is incorporated into this Report as Exhibit 10.32. Pursuant to the Amendment and Waiver, the Company agreed to register the shares issuable upon the exercise of the Warrant within six months of the date of issuance. In issuing the Warrant, the Company relied upon the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder, as Laurus is an “accredited investor” as defined in Rule 501(a) of Regulation D.

The Company was unable to cause the Registration Statement to be declared effective prior to the New Effectiveness Date and as a result is in breach of the Registration Rights Agreement, as amended, and has become obligated to pay to Laurus additional liquidated damages. The Company’s breach of the Registration Rights Agreement, if not waived by Laurus, could result in the acceleration of the maturity of the Laurus debt. At the date of this Report, the Company and Laurus are engaged in discussions regarding (a) a waiver by Laurus of the Company’s breach and (b) a further extension of the date by which registration must be effective.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereupon duly authorized.

COMC, Inc.
By:	/s/ Janice B. Fuellhart
Janice B. Fuellhart , Chairman of the Board, Chief Executive Officer and President
Dated:	June 17, 2005

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated..

Signature	Title	Date

/s/ JANICE B. FUELLHART ( Janice B. Fuellhart )	Chairman of the Board, Chief Executive Officer, President and Director (principal executive officer)	June 17, 2005

/s/STEVEN RICHMAN (Steven Richman)	Director	June 17, 2005

/s/WILLIAM M. BURNS (William M. Burns)	Director	June 17, 2005

/s/PAUL E. GRAF (Paul E. Graf)	Director	June 17, 2005

/s/JOHN REPETTI (John Repetti)	Director	June 17, 2005

/s/ MARC DELL’IMMAGINE (Marc Dell’Immagine)	Controller (principal accounting officer)	June 17, 2005

INDEX TO EXHIBITS

2.01	Letter Agreement with Complete Communications, Inc. dated as of June 3, 1996.(1)

2.02	Agreement of Merger dated July 19, 1996 between the Company and ICF.(2)

2.03	Agreement and Plan of Merger between COMC, Inc., an Illinois corporation and the Company.(3)

3.01	Certificate of Incorporation.(3)

3.02	By-laws.(3)

3.1	Certificate of incorporation, as amended to date (1)

3.2	By-laws (1)

10.01	Loan Agreement between COMC and Mr. Burns dated August 10, 1999.(4)

10.02	Loan Agreement between COMC and Mr. Lincoln dated August 10, 1999.(4)

10.03	Stock Purchase Agreement by and among COMC, Mr. Ackerman and Mr. Smith dated August 10, 1999.(4)

10.04	Contributing Agreement by and between COMC and Mr. Ackerman dated August 10, 1999.(4)

10.05	Stock Option Agreement by and between COMC and Mr. Burns dated August 10, 1999.(4)

10.06	Stock Option Agreement by and between COMC and Mr. Lincoln dated August 10, 1999.(4)

10.07	Stock Option Agreement by and between COMC and Mr. Smith dated August 10, 1999.(4)

10.08	Stock Option Agreement by and between COMC and Gramercy dated August 10, 1999.(4)

10.09	Registration Rights Agreement by and between COMC, Messrs. Burns, Lincoln and Smith dated August 10, 1999.(4)

10.10	Form of Stock Purchase Agreement between COMC and Investors

10.11	Form of Registration Rights Agreement between COMC and Investors

10.12	Form of Amendment to William M. Burns Loan and employment agreement with COMC

10.13	Form of Amendment to Christopher R. Smith employment agreement with COMC

10.14	Security Agreement, dated November 30, 2004, by and among Laurus Master Fund, Ltd. COMC, Inc. and ICF Communication Solutions, Inc. (6)

10.15	Securities Purhcase Agreement, dated November 30, 2004, by and between COMC, inc. and Laurus master Fund, Ltd. (6)

10.16	Secured Convertible Term Note, dated November 30, 2004, issued by COMC, Inc. to Laurus Master Fund, Ltd. (6)

10.17	Secured Convertible Minimum Borrowing Note, dated November 30, 2004, issued by COMC, Inc. to Laurus Master Fund, Ltd. (6)

10.18	Secured Revolving Note, dated November 30, 2004, issued by COMC, Inc. to Laurus Master Fund, Ltd. (6)

10.19	Common Stock Purchase Warrant, dated November 30, 2004, issued by COMC, Inc. to Laurus Master Fund, Ltd. (6)

10.20	Common Stock Option, dated November 30, 2004, issued by COMC, Inc. to Laurus Master Fund, Ltd. (6)

10.21	Registration Rights Agreement, dated November 30, 2004, by and between COMC, inc. and Laurus master Fund, Ltd. (6)

10.22	Master Security Agreement, dated November 30, 2004, by and between COMC, inc. and Laurus master Fund, Ltd. (6)

10.23	Stock pledge Agreement, dated November 30, 2004, by and among Laurus Master Fund, Ltd. COMC, Inc. and ICF Communication Solutions, Inc. (6)

10.24	Funds Escrow Agreement, dated November 30, 2004, by and among COMC, Inc., Laurus Master Fund, Ltd., and Loeb & Loeb LLP (6)

10.25	Subsidiary Guaranty, dated November 30, 2004, issued by ICF Communication Solutions, Inc. to Laurus Master Fund, Ltd. (6)

10.26
Subordination Agreement, dated November 30, 2004, by and among Frances R. Campbell, Burnham Securities Inc., Randall P. Stern, Peter Graf, Paul Graf, Steven Richman, Janice B. Fuellhart, William M. Burns, George Malin and Laurus Master Fund, Ltd. (6)

10.27	Asset Purchase Agreement dated July 14, 2004 by and between Southwest Century Communications, Inc. and ICF Communication Solutions, Inc. (6)

10.28	Bill of Sale dated November 30, 2004executed by Southwest Century Communications, Inc. in favor of ICF Communication Solutions, Inc. (6)

10.29	Assignment and Assumption Agreement dated November 30, 2004 by and between Southwest Century Communication, Inc. and ICF Communication Solutions, Inc. (6)

10.30	Special Warranty Deed, dated November 30, 2004 executed by Frances R. Campbell in favor of COMC, Inc. (6)

10.31	Amendment and Waiver, dated April 26, 2005, by and between COMC, Inc. and Laurus Master Fund, Ltd. (7)

10.32	Common Stock Purchase Warrant issued on April 26, 2005 by COMC, Inc. in favor of Laurus Master Fund, Ltd. (7)

16.01	Letter dated February 23, 2000 from Hollander, Lermer and Co. LLP to the office of the Chief Accountant, Division of Corporation Finance.(8)

16.02	Letter dated February 21, 2000 from Deloitte and Touche LLP to the Commission.(8)

23.3	Consent of BDO Seidman, LLP

23.4	Consent of Pisenti & Brinker, LLP

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Company’s Information Statement, dated September 15, 1996

(2)	Incorporated by reference to the Current Report on Form 8-K filed August 31, 1998.

(3)	Incorporated by reference to the Company’s definitive proxy statement for the 2000 Annual Meeting of Stockholders dated October 23, 2000.

(4)	Incorporated by reference to the Current Report on Form 8-K dated October 15, 1999.

(5)	Incorporated by reference to the Quarterly Report on Form 10-QSB dated May 16, 2000.

(6)	Incorporated by reference to the Form 8-K/A of the Company dated December 31, 2004.

(7)	Incorporated by reference to the Form 8-K of the Company dated May 2, 2005.

(8)	Incorporated by reference to the Current Report on Form 8-K dated February 25, 2000.