Form 10QSB
period 2005-03-31
COMC INC
filed 2005-06-23
CIK 754568

================================================================================

THE SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2005

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

Yes [X]    No [   ]

As of March 31, 2005 a total of 36,272,897 shares of COMC's common stock were issued; 31,638,327 shares of COMC's common stock were outstanding, and
4,634,570 shares of COMC's common stock are held in treasury.
Transitional Small Business Disclosure Format. Yes [  ] No [X]

================================================================================

COMC Inc., and Subsidiary

Table of Contents

10QSB

Signatures

Exhibit Index
Exhibits

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
COMC, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

			Pro forma at
	December 31,	March 31,	March 31,
	2004	2005	2005
		(unaudited)	(unaudited)
Assets			Note 1
Current assets:
Cash and cash equivalents	$287,400	$143,300	$143,300
Accounts receivable, less allowance for doubtful accounts of $100,700 and $100,700 and $100,700	1,906,500	2,067,600	2,067,600
Unbilled receivables	409,100	434,900	434,900
Inventories	605,800	652,500	652,500
Prepaid expenses and other current assets	263,900	344,000	344,000
Total current assets	3,472,700	3,642,300	3,642,300
Property and equipment, net	724,200	685,400	685,400
Long-term deferred financing charges, net	3,469,000	3,258,100	3,258,100
Goodwill	371,800	371,800	371,800
Other assets	68,700	55,200	55,200
	$8,106,400	$8,012,800	$8,012,800

Liabilities, convertible redeemable preferred stock and shareholders' deficiency:
Current liabilities:
Accounts payable	$1,121,500	$1,555,600	$1,555,600
Accrued expenses	811,800	863,600	863,600
Current portion of capital lease obligations	31,700	32,400	32,400
Customer deposits	258,900	179,200	179,200
Accrued interest and dividends	163,400	178,400	39,400
Secured convertible notes payable	3,000,000	3,348,900	3,348,900
Convertible notes payable due related parties	396,500	396,500	—
Warrant and option liability	6,994,200	5,653,000	5,653,000
Total current liabilities	12,778,000	12,207,600	11,672,100
Capital lease obligations, net of current portion	23,800	15,400	15,400
Notes payable shareholders	950,000	950,000	950,000
Convertible redeemable preferred stock:
Series A, $.01 par value; 2,000,000 shares authorized; 1,205,216 and 1,205,216 shares issued and outstanding, respectively	165,200	165,200	—
Series B, $.01 par value; 4,000,000 shares authorized; 1,816,219 and 1,816,219 shares issued and outstanding, respectively	830,200	830,200	—
Total liabilities	14,747,200	14,168,400	12,637,500

Shareholders' deficiency:
Common stock, $.01 par value; 40,000,000 shares authorized; 31,747,064 and 36,272,897 shares issued; 27,112,494 and 31,638,327 shares outstanding, respectively; 8,460,793 [1] .shares outstanding pro forma	317,400	362,700	84,600
Additional paid-in capital	18,037,300	19,774,000	21,583,000
Accumulated deficit	(22,601,500)	(23,898,300)	(23,898,300)
Treasury stock at cost: 4,634,570 and 4,634,570 shares, respectively	(2,394,000)	(2,394,000)	(2,394,000)
Total shareholders' deficiency	(6,640,800)	(6,155,600)	(4,624,700)
	$8,106,400	$8,012,800	$8,012,800

______________________
¹ After giving effect to a 10 for 1 reverse stock split authorized at a Special Shareholders’ meeting on March 28, 2005 (See Note 1)

COMC, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
Three Months Ended March 31,

	2004	2005
	(unaudited)	(unaudited)
	(As restated)

Revenues	$3,380,500	$3,192,300
Cost of revenues	1,961,700	2,028,800
Gross Profit	1,418,800	1,163,500

Operating expenses:
Selling, general and administrative	1,355,300	1,789,600
Depreciation and amortization	60,500	57,700
	1,415,800	1,847,300
Income (loss) from operations	3,000	(683,800)
Other income (expense):
Interest expense	(99,800)	(81,400)
Interest expense - related party	(16,700)	(11,800)
Remeasurement of warrants and options	65,000	(308,900)
Imputed interest expense	(700)	—
Amortization of imputed beneficial conversion discount upon issuance of convertible debt	(47,100)	—
Financing fees and charges	—	(210,900)
Total other expense	(99,300)	(613,000)
Loss before provision for income taxes	(96,300)	(1,296,800)
Income tax provision	1,600	—
Net loss	(97,900)	(1,296,800)
Preferred stock dividend	(36,100)	—
Net loss attributable to common shareholders	$(134,000)	$(1,296,800)

Basic and diluted loss per common share	$(0.01)	$(0.05)

Basic and diluted weighted-average common shares outstanding	26,717,992	28,604,245

See accompanying notes to condensed consolidated financial statements

COMC, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31,

	2004	2005
	(unaudited)	(unaudited)
	(As restated)
Cash flows from operating activities:
Net Loss	$(97,900)	$(1,296,800)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	60,500	57,700
Change in fair value of warrants and options	(65,000)	308,900
Imputed interest expense	700	—
Amortization of imputed beneficial conversion discount upon issuance of convertible debt	47,100	—
Provision for doubtful accounts	(5,000)	—
Issuance of common stock for services	17,700	131,900
Amortization of deferred financing charges	—	210,900

Changes in operating assets and liabilities:
Accounts and unbilled receivables	706,400	(186,900)
Inventories	(256,900)	(46,700)
Prepaid expenses and other current assets	(196,100)	(80,100)
Accounts payable	143,300	434,100
Accrued expenses	(4,500)	51,800
Customer deposits	(170,400)	(79,700)
Accrued interest	13,800	15,000
Net cash provided by (used in) operating activities:	193,700	(479,900)

Cash flows from investing activities:
Deposits and Other assets	(2,100)	13,500
Purchases of property and equipment	(6,300)	(18,900)
Net cash used in investing activities	(8,400)	(5,400)

Cash flows from financing activities
Repayment of related party subordinated notes payable	162,400	—
Proceeds from convertible notes payable	—	409,500
Payments on convertible notes payable	—	(60,600)
Advances from bank loans	3,494,400	—
Repayments of bank loans	(3,956,100)	—
Payments on capital lease obligations	(7,100)	(7,700)
Net cash (used in) provided by financing activities	(306,400)	341,200

Net decrease in cash and cash equivalents	(121,100)	(144,100)
Cash and cash equivalents, beginning of period	384,300	287,400
Cash and cash equivalents, end of period	$263,200	$143,300

Cash paid for:
Interest	$116,500	$79,900
Income taxes	$1,600	$—
Non cash financing activities:
Accrued dividend for Series A and B convertible redeemable preferred Stock	$36,100	$—

See accompanying notes to condensed consolidated financial statements.

COMC Inc., and Subsidiary
 Notes to Condensed Consolidated Financial Statements

1. Summary of Significant Accounting Policies

The Company and Principles of Consolidation

COMC, Inc. and Subsidiary (the “Company”) is a technology service company in the telecommunications industry with a regional service coverage area. The Company designs, implements, supports, and manages LAN/WAN computer network systems, voice communication network systems, and premise wiring for both data and voice. In addition, the Company provides customers with permanent and temporary technical professional recruitment and placement services. The Company began redirecting its business focus away from the recruitment and placement services in 2003 and is not actively seeking new customers in this area.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ICF Communication Solutions, Inc. (ICF). All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation

The interim consolidated financial statements presented have been prepared by COMC, Inc. without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature (except as discussed below) necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2004 and 2005, (b) the Company's financial position at March 31, 2005 and (c) the cash flows for the three months ended March 31, 2004 and 2005. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated balance sheet presented as of December 31, 2004 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountant. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's 2004 Annual Report on Form 10-KSB filed on June 17, 2005.

Restatement

The accompanying consolidated financial statements as of and for the three months ended March 31, 2004 have been restated to correct errors pertaining to the accounting for certain debt and equity instruments issued by the Company during 2003. Specifically, the Company has adjusted its consolidated financial statements for the three months ended March 31, 2004 in order (i) to properly account for certain beneficial conversion features imbedded in its convertible redeemable preferred stock and convertible debt instruments in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, which had the effect of increasing the net loss attributable to common shareholders by $50,200 and reducing shareholders deficiency by $826,800; (ii) to properly account for the issuance of convertible preferred stock issued in exchange for the settlement of certain borrowings, which had the effect of increasing the net loss attributable to common shareholders and increasing shareholders’ deficiency by $17,800; and (iii) to correct a computational error made in determining the liability attributable to a derivative financial instrument, which had the effect of increasing the net loss attributable to common shareholders and increasing shareholders’ deficiency by $25,000.

The aggregate effect of the foregoing matters on the reported net loss for the three months ended March 31, 2004 is as follows:

	As Previously Reported	As Restated

Net loss	$(75,100)	$(97,900)
Net loss attributable to common shareholders	$(83,800)	$(134,000)
Basic and diluted net loss per common share attributable to common shareholders	$(0.00)	$(0.01)

Use of Estimates

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

Unaudited Pro Forma Information

In connection with the Laurus Financing (See Note 4), the holders of the 18% and 24% convertible notes payable and of each of the outstanding shares of Series A and B Convertible Redeemable Preferred Stock signed irrevocable elections to convert their securities into common stock at the applicable conversion ratios. Each share of Series A Convertible Redeemable Preferred Stock, including accrued dividends of which there were approximately 13,287,510 shares outstanding, was convertible into 10 shares of common stock and each share of Series B Convertible Redeemable Preferred Stock, including accrued dividends of which there were approximately 40,047,651 shares outstanding, was convertible into 20 shares of common stock. The 18% and 24% convertible notes payable including accrued interest are convertible into 3,043,356 and 1,116,923 shares of common stock, respectively. In order to facilitate the conversion of the preferred stock and notes payable it was necessary to complete a one-for-ten reverse stock split (the “Reverse Split”).

On March 28, 2005, a Special Meeting of Shareholders was held and the Board of Directors received enough votes and was authorized on behalf of the Company to amend the Certificate of Incorporation to effect the Reverse Split in order to allow the conversion of the convertible securities. The Company expects the the Reverse Split to be effective on June 27, 2005 and has filed a Certificate of Amendment to the Company's Certificate of Incorporation with the Delaware Secretary of State effecting these transactions. Such Certificate of Amendment will be effective on June 27, 2005. Except as noted to the contrary, all share data disclosed in these financial statements are presented on a pre-split basis.

The unaudited pro forma balance sheet at March 31, 2005, as presented in the accompanying Condensed Consolidated Balance Sheets assumes the conversion of all Series A and Series B Convertible Redeemable Preferred Stock, including accrued dividends and the 18% and 24% convertible notes payable, including accrued interest.

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

Goodwill and Indefinite-Lived Intangible Purchased Assets

The Company reviews goodwill and purchased intangible assets with indefinite lives for impairment quarterly and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company performs a two-step impairment test. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units based on a weighting of income and market approaches. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of the estimated future cash flows. Under the market approach, the Company estimates the fair value based on market multiples of revenue or earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied value, then the Company records an impairment loss equal to the difference. For indefinite-lived intangibles, the Company compares the fair value of the indefinite-lived purchased intangible assets to the carrying value. The Company estimates the fair value if these intangible assets using the income approach. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less that the carrying value.

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

Advertising Costs

The cost of advertising is expensed as incurred. Advertising costs for the three months ended March 31, 2004 and 2005, were approximately $1,700 and $1,400, respectively.

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

As of March 31, 2005 and December 31, 2004, the fair values of the Company's financial instruments approximate their historical carrying amounts.

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

SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income (loss) and earnings (loss) per share as if compensation cost for the Company’s stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No.123. There were no options granted in the first quarter of 2005 and 2004. Under the accounting provisions of SFAS No. 123. The Company’s pro forma net loss and the basic and diluted net loss per share attributable to common shareholders would have been adjusted to the pro forma amounts below.

	For the Three Months Ended March 31,
	2005	2004
	(unaudited)	(unaudited)
		(As restated)

Net loss attributable to common shareholders:
As reported	$(1,296,800)	$(134,000)
Add: Stock-based employee compensation expense included in net loss, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(700)	(700)
Pro forma net loss attributable to common shareholders	$(1,297,500)	$(134,700)

Basic and diluted loss per share attributable to common shareholders
As reported	$(0.05)	$(0.01)
Pro forma	$(0.05)	$(0.01)

Earnings Per Share

The Company applies the provisons of SFAS No. 128, “Earnings Per Share”. SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earning of an entity. Anti-dilution provisions of SFAS No. 128 require consistency between diluted per-common-share amounts and basic per-common-share amounts in loss periods. Had the Company recognized net income in the first quarter of 2005, incremental shares attributable to the assumed exercise of 12,331,478 outstanding options and warrants would have increased diluted shares outstanding by 10,795,135 shares. Options to purchase 421,000 shares of common stock at prices between $0.30 per share and $1.00 per share were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.

Recent Accounting Pronouncements

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

In November 2004, the FASB issued Statement No. 151, “Inventory Costs, an amendment of ARB No.43, Chapter 4”. Statement 151 clarifies abnormal amounts of idle facility expense, freight, handling costs, and wasted material be accounted for as a current period expense. Statement 151 is effective for fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 151 will have a material effect on its financial position, results of operations or cash flows.

2. Acquisition of the Assets of Southwest Century Communications, Inc.

Effective November 30, 2004, the Company completed the acquisition of substantially all of the assets of Southwest Century Communications, Inc. (“Southwest Century”), a Houston, Texas based voice and data company, for total consideration of $1.3 million, $1,050,000 of which was paid in cash financed through the Laurus transaction and $250,000 of which was paid in the form of a promissory note. One of the principal owners of Southwest Century received a two-year employment contract at an annual salary of $125,000 and became the Regional Manager of ICF’s Texas operations. ICF has already moved several of its Houston, Texas based employees to Southwest Century’s premises and has agreed to a month-to-month facility rental charge that ICF will pay Southwest Century. In connection with the acquisition, the Company also agreed to issue 50,000 shares of common stock valued at $8,500.

3. Future Prospects

The Company had an operating loss in the first quarter of 2005 after incurring operating and net losses in 2004 and 2003, and has a capital deficiency at March 31, 2005 and December 31, 2004. The Company has limited additional financing available under its current accounts receivable financing facility in order to fund any additional cash required for its operations or otherwise. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Pisenti and Brinker LLP, and BDO Seidman LLP, the Company’s current and predecessor independent registered public accounting firms, respectively, each issued a going concern uncertainty opinion in their respective reports for the fiscal years ended December 31, 2004 and 2003.

Management took steps during 2004 to improve the situation, including replacing a $2.75 million accounts receivable financing facility from Pacific Business Funding, a division of Greater Bay Bancorp, with a $5.5 million convertible note financing arrangement with Laurus Master Fund, Ltd., acquiring substantially all of the operating assets of Southwest Century Communications, Inc., a Houston, Texas based data and voice service provider, making further cuts in overhead costs, downsizing the Company’s Houston operations, and making changes in the Company’s management.

Any temporary lack of available financing could have a materially unfavorable effect on the Company’s financial position. The Company’s long-term prospects are dependent upon a return to profitability and/or the ability to raise additional capital as necessary to finance operations.  The condensed consolidated financial statements included herein do not include any adjustments that might result from the outcome of this uncertainty.

4.   Financings

5.5 Million Dollar Convertible Note Financing

On November 30, 2004, the Company entered into a series of agreements (the “Laurus Agreements”) with Laurus Master Fund, Ltd. (“Laurus”) whereby the Company agreed to issue to Laurus: (i) a secured convertible term note (the “Term Note”) in the amount of $2 million, (ii) a secured convertible revolving note in the amount of $2.5 million (the “Revolving Note”), (iii) a secured convertible minimum borrowing note in the amount of $1 million (the “Minimum Borrowing Note”; the Minimum Borrowing Note, the Term Note and the Revolving Note being referred to collectively as the “Notes”), (iv) a related option to purchase up to 8,865,337 shares of common stock at a price of $0.01 per share (the “Option”), and (v) a seven year warrant to purchase up to 19,250,000 shares of common stock at a price of $0.23 per share (the “Warrant”). The transactions contemplated by the Laurus Agreements (the “Laurus Financing”) closed on December 3, 2004, with an effective date of November 30, 2004. The loan evidenced by the Notes is secured by all of the assets of the Company and ICF.

In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the option to purchase up to 8,865,337 shares of common stock and the warrant to purchase up to 19,250,000 shares of common stock have been classified as a short-term liability (with a corresponding entry to long-term deferred financing costs) and were originally valued at fair value on the date of issuance ($2,197,900 at November 30, 2004). The Company estimated the fair value of the warrant by using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 198%; risk free interest rate of 4.88%; and the contractual life of the warrant. At December 31, 2004, the Company marked-to-market the warrant and option liability and took a remeasurement charge of $3,392,000. On December 31, 2004 and November 30, 2004, the Company’s common stock was trading at $0.20 and $0.08 per share, respectively. The long-term deferred financing cost is being amortized to expense over three years, the term of the financing arrangements. At March 31, 2005, the Company marked-to-market the warrant and option liability and took a remeasurement charge of $(17,200). The Company estimated the fair value of the warrant by using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 190%; risk free interest rate of 4.88%; and the contractual life of the warrant. On March 31, 2005 the Company’s stock was trading at $0.20.

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

On March 2, 2005, Burnham exercised the warrant in a cashless transaction whereby the Company issued 3,776,931 shares of its common stock valued at $1,650,100. The Company recorded the transaction by reducing it’s warrant and option liability by $1,650,100 and recording equity accordingly.

On March 21, 2005, the Company marked-to-market the warrant and option liability and took a remeasurement charge of $326,200. The Company estimated the fair value of the warrant using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 190%; risk free interest rate of 4.88%; and the contractual life of the warrant. On March 31, 2005 the Company’s stock was trading at $0.20 per share.

As of March 31, 2005 and December 31, 2004, the Company incurred indebtedness in the amount of $3,348,900 and $3,000,000, respectively, under the Laurus Financing.

Additional $950,000 Idebtedness

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

Line of Credit

In February 2003, the Company entered into a one-year accounts receivable financing facility with Pacific Business Funding, a division of Cupertino National Bank, which is part of Greater Bay Bancorp, to replace its facility with Comerica. The Agreement with Greater Bay Bancorp provides, among its terms, a $1,000,000 financing facility with a borrowing formula of 80% of eligible receivables, collateralized with a first lien on all assets. The finance fees on this Greater Bay Bancorp facility are 1.5% per month (18% annual rate) on average daily cash balances with an additional administrative fee and an annual commitment fee. There are no financial covenants under this facility. On October 10, 2003, the maximum commitment under this financing facility was increased to $1,500,000. In connection with this increase, the Company executed a warrant agreement with Pacific Business Funding for 277,777 shares of the Company's common stock at an exercise price of $0.09 per share and an expiration date of October 14, 2013. The warrant also provides Pacific Business Funding a $25,000 put in lieu of exercising the warrant. As the puttable warrant may require cash settlement, the Company has classified the instrument as a liability in accordance with SFAS No. 150. The Company has in the accompanying consolidated statements of operations recognized $(100) and $65,000 in other (income) expenses for the warrant based on the estimated fair value of the warrant as of March 31, 2005 and 2004, respectively. At March 31, 2005 the Company estimated the fair value of the warrant by using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 190% , risk free interest rate of 4.88%; and the contractual life of the warrant.

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

In connection with the Laurus Financing, the Company replaced a factoring arrangement with Pacific Business Funding, which had been in place since February 12, 2003 and was subsequently amended on October 1, 2004. This factoring arrangement provided, among other things, for a maximum commitment of $2,750,000, interest of 12% per annum and a term extending through October 31, 2005. Upon the closing of the Laurus Financing, all amounts owed by the Company to Pacific Business Funding pursuant to the factoring arrangement were paid off, and the Pacific Business Funding line of credit was terminated (the “PBF Payoff”).

Capital Leases

From 1998 through 2002, the Company acquired twelve vehicles for a total purchase price of $216,000 under capital lease arrangements with the vehicles as security. The loans bear interest at rates ranging from 0.9% to 9.7%. No vehicles have been acquired since 2003.

As of March 31, 2005, the annual maturities of the financings discussed above for years ending December 31, are as follows:

Years Ending December 31,
2005 (nine months)	$3,769,400
2006	18,900
2007	954,900
$4,743,200

5.   Commitments and Contingencies

Operating Leases

The Company leases certain offices under operating leases expiring on various dates through 2007. Total rent expense charged to operations, net of sublease income was $57,600 and $55,600 for the three months ended March 31, 2005 and 2004, respectively. As of March 31, 2005, the minimum future rental commitments under non-cancelable operating leases payable over the remaining terms of the operating leases are:

Years Ending December 31,
2005 (nine months)	$174,900
2006	155,800
2007	147,800
2008	66,000
2009	27,700
$572,200

Legal Matters

On September 10, 2003, the Company filed a lawsuit in Contra Costa County Superior Court in California against several former employees of the Company, and their related business entities for misappropriation of trade secrets, breach of contract and various business torts. On July 1, 2004, the Company entered into a contingency fee agreement with its outside counsel that all fees in the Lincoln case after that date were to be recovered from the defendants. Any amounts recovered in excess of legal bills were to be divided equally between the Company and its outside counsel.

On October 31, 2003, the Company filed another lawsuit in California bearing Case No.C03-02803 naming as defendants former employees of the Company and their related business entities. The Complaint contained causes of action for misappropriation of trade secrets, breach of contract and business torts. One group of defendants filed a Cross-Complaint against the Company and its Chief Operating Officer. The Company believes that there is no basis for the Cross-Complaint. A settlement was reached with the group of defendants that filed the Cross-Complaint. The settlement requires the Company’s insurer to pay the sum of $7,500 and the Company will pay $2,500 towards that defendants’ share of discovery referee fees. This group of defendants will be dismissed from the Complaint with prejudice and dismiss their Cross-Complaint with prejudice. Each party will bear their own attorney’s fees and costs. With respect to the remaining defendants, negotiations have been ongoing whereby a dismissal with prejudice for a waiver of attorney’s fees and costs may occur. Currently a trial date is set for August 1, 2005. It is anticipated that this matter may be fully settled as stated herein within the next 30-45 days.

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

On or about April 8, 2005, Bowles & Verna, former counsel for ICF, filed an action seeking to recover prior attorney’s fees and costs in the amount of $28,730.52. Service of the Complaint was effectuated on or about May 2, 2005. The fees and costs relate to services rendered by Bowles & Verna in the Bingham and Metropolitan Agency v. ICF matters. The Company estimates that its total potential exposure in the matter is less than $40,000, including advanced charges.

On April 18, 2005, COMC/ICF filed a Complaint for Rent and Damages based upon breach of contract and breach of covenant of good faith and fair dealing arising from unpaid utility costs accrued and due from their sub-tenant, Home Lending, Inc., a California Corporation. These unpaid costs arose from a Standard Industrial/Commercial Single-Tenant lease (Gross) entered into between ICF and Home Lending dated May 16, 2000 regarding premises located at 1700 West Burbank Blvd., Burbank, California. COMC/ICF alleges that its sub-tenant under this sub-lease failed to tender payment of such utility costs when due and after written demand was made. The sum at issue is $25,133.66, plus reimbursement of the Company’s attorney’s fees and costs. The Company is not aware of any potential or actual claim against COMC/ICF or potential unfavorable exposure arising from this action.

6. Transactions With Related Parties

In December 2002, subordinated related party notes in the principal amount of $250,000 were modified by which the interest rate on the remaining $250,000 principal balance was reduced from 8% to 4%, and the due date on the notes were changed so that $25,000 became due by June 30, 2003 and the balance of $225,000 became due on January 30, 2004. In March 2003, the Company paid down $25,000 of the notes. In June 2003, 250,000 shares of Series B Convertible Redeemable Preferred Stock were issued in exchange for $62,500 of Related Party Note Payable. In December 2003, the balance of the Note in the principal amount of $162,500 was extended to January 2005 and the interest rate was raised to 6% per annum effective January 1, 2004.

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

In the fourth quarter of 2003, certain Series A and B preferred shareholders lent ICF $208,900 at 18% interest, convertible into common stock of the Company at $.08 per share of common stock, at the Noteholder's option. Interest is payable on the due date of January 2, 2005 with interest also convertible into common stock on the same basis as the principal. Interest expense associated with the above Loans from shareholders was accrued and aggregated during the years ended December 31, 2003 and 2004 in the amount of $4,700 and $26,500, respectively. The fair value of the Company’s common stock on the measurement date exceeded the conversion price applicable to the convertible notes; accordingly, the convertible notes were deemed to contain an imbedded beneficial conversion feature (“BCF”). The BCF was calculated to be approximately $730,000, however, the BCF is limited to the $208,900 net proceeds received upon issuance of the convertible debt. This $208,900 has been reflected as a discount against the carrying value of the convertible notes, which is being amortized as imputed interest expense on a straight-line basis over the remaining term of the convertible notes. At March 31, 2005 and December 31, 2004, the carrying value of the convertible notes amounted to $208,900 and $208,900, respectively. The amount of the BCF discount that was amortized during the three months ended March 31, 2004 and 2005 amounted to $47,100 and $0, respectively. At March 31, 2005, the convertible notes were convertible into 4,160,279 shares of common stock.

During the year ended December 31, 2004, certain Series A and B preferred shareholders lent ICF $187,600 at 24% interest per annum. Interest is payable on the due date of January 2, 2005. Interest expense associated with these Loans advanced from shareholders was accrued and aggregated $8,700 and $0 for the three months ended March 31, 2004 and 2005, respectively.

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

7. Convertible Redeemable Preferred Stock

In March 2003, the Company raised $312,500 through a private placement of 1,092,657 shares of Series A Convertible Redeemable Preferred Stock ("Series A") for $.286 per share with various accredited investors (the "Investors"). In March and June 2003, an additional 55,944.06 and 56,614.93 shares of Series A Convertible Redeemable Preferred Stock were issued, valued at $16,000 and $34,000, respectively, for services rendered and reimbursement for expenses in the first and second quarter of 2003. With respect to the 56,614 shares issued in June 2003, as the deemed fair value of the shares issued exceeded the expenses to be reimbursed, the Company recognized a noncash charge of $17,800 in connection with the stock issuance.

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

The Series A and Series B Convertible Redeemable Preferred Stock provides for two years of guaranteed dividends at a rate of 5% per annum; accordingly, the Company allocated approximately $64,900 of the net proceeds from the offering of the preferred stock to accrued dividends payable, which represents the present value of the two-year dividends (discounted at 6%). This dividend is being accreted as a preferred dividend on a straight-line basis (which approximates the effective interest method) over the two-year guaranteed dividend period. During the three months ended March 31, 2004 and 2005, the combined accretion of the guaranteed dividends with respect to the Series A and Series B Convertible Redeemable Preferred Stock amounted to $700 and $0, respectively.

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

At March 31, 2005, the carrying value of the Series A and Series B Convertible Redeemable Preferred Stock amounted to $165,200 and $830,200, respectively. During the three months ended March 31, 2004 and 2005, the combined accretion of the BCF discount with respect to the Series A and Series B Convertible Redeemable Preferred Stock amounted to $36,100 and $0, respectively.

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

As of March 31, 2005, the Series A and B Convertible Redeemable Preferred Stock, including accrued dividends would be convertible into 13,287,510 and 40,047,651 shares of common stock, respectively. Conversion is subject to limitations to the extent shares are not available for conversion as set forth in the Preferred Stock Purchase Agreements.

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

Each share of Series A Convertible Redeemable Preferred Stock, including accrued dividends of which there were approximately 1,328,751 shares outstanding, was convertible into 10 shares of common stock and each share of Series B Convertible Redeemable Preferred Stock, including accrued dividends of which there were approximately 2,002,382 shares outstanding, was convertible into 20 shares of common stock. In addition, in connection with the Laurus Financing, the holders of such securities agreed with Laurus not to sell the shares of common stock issued upon the conversion of such securities for a period of one year, and not to sell any additional shares of common stock held by the holders of such securities which were not issued upon the conversion of such securities for a period of six months, without Laurus’ consent. On March 28, 2005, the Board of Director’s authorized the 10 for 1 reverse stock split.

At March 31, 2005, the Company’s authorized common stock was inadequate to accommodate the conversions described above.

8. Shareholders’ Common Stock Equity

In March 2003, the Company issued 2,100,000 shares of common stock for services to the Chairman, President and CEO of the Company, and 735,000 shares of common stock to a financial advisor for services rendered in connection with assistance in financial restructuring provided in the quarter ended September 30, 2003 and additional services to be provided over the next year. These shares have certain service milestones that provide for a clawback of shares if services are terminated. Of these shares, 708,750 vested immediately with a remaining balance of 2,126,250, of which 50% vested on October 1, 2003 and 50% vested on March 31, 2004, respectively. The 2,835,000 shares were valued at $.02 per share, or $56,700. See Note 4.

In December 2003, four employees received a stock award of, in total, 50,000 shares of common stock valued at $22,500. 25,000 of these shares vested in December 2003 and the remaining 25,000 shares vested in December 2004.

During the three months ended March 31, 2005, the Company issued 748,901 shares of common stock in exchange for services valued at $131,900.

9.  Concentration of Credit Risk

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

In the first three months of 2004, revenues from the Company's two largest customers accounted for approximately 60%, and 18%, respectively, of total revenues. In the first three months of 2005, revenues from the Company's three largest customers accounted for approximately 38%, 12% and 11%, respectively, of total revenues. Accounts receivable balances at March 31, 2005 from these three customers represented approximately 34%, 17% and 6%, respectively, of net accounts receivable. No other customer accounted for more than 10% of total revenue in the three months ended March 31, 2004 and 2005, respectively.

The concentrations of revenues and related receivables as of and for the three months ended March 31, 2005 as described above expose the Company to a relatively greater degree of risk of loss than would be the case with greater customer diversification.

10. Subsequent Events

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

Overview

The Company is a technology service company in the telecommunications industry with a regional service coverage area. We design, implement, and support LAN/WAN computer network systems, voice communication network systems, and premise wiring for both data and voice. In addition, we distribute and maintain equipment on behalf of major telecommunication equipment manufacturers. Service-related revenues, maintenance and client outsourcing services, through our wholly owned subsidiary, ICF Communication Solutions, Inc. (“ICF”), now represents 100% of our total revenues. Our gross margin varies significantly depending on the percentage of service revenues versus revenues from the sale and installation of products (with respect to which we obtain a lower margin). For our major customers, we typically provide services under contracts with longer terms.

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

Recent Events

The Company had an operating loss in the first quarter of 2005 and incurred operating and net losses in 2004 and 2003, and has a capital deficiency at December 31, 2004 and March 31, 2005. The Company has limited additional financing available under its current accounts receivable financing facility in order to fund any additional cash required for its operations or otherwise. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management took steps during 2004 to improve the situation, including replacing a $2.75 million accounts receivable financing facility from Pacific Business Funding, a division of Greater Bay Bancorp, with a $5.5 million convertible note financing arrangement with Laurus Master Fund, Ltd., acquiring substantially all of the operating assets of Southwest Century Communications, Inc., a Houston, Texas based data and voice service provider, making further cuts in overhead costs, downsizing the Company’s Houston operations, and making changes in the Company’s management.

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

Since our revenues and accounts receivable are concentrated in Bank of America, SBC and Wells Fargo, a significant change in the liquidity or financial position of one of these customers could have a material adverse impact on the collectability of our accounts receivables and our future operating results. A loss of one of these customers could have a material effect on our business. From time to time we may experience delays in the collection of our accounts receivable from our major customers, which could result in a cash flow problem and effect the viability of the business.

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

Our revenues were $3,380,500 and $3,192,300 for the three months ended March 31, 2004 and 2005, respectively, representing a decrease of 5.6%. This decrease was due primarily to a decrease in data and voice services revenue for the period related to a decline in project work relating to one of our larger existing clients

Cost of revenues was $1,961,700 and $2,028,800 for the three months ended March 31, 2004 and 2005 respectively, representing an increase of 3.4%. Our gross profit for the comparable periods was $1,418,800 and $1,163,500, respectively, representing a decrease of 18.0%. The decrease in margin was due to the increased use of labor in Q1 2005 as compared to Q1 2004.

Selling, general and administrative ("SG&A") expenses increased 32.0% from $1,355,300 for the three months ended March 31, 2004 to $1,789,600 for the three months ended March 31, 2005. The increase in year over year comparable quarters was due to increased outside consulting, increased operating expenses related to the acquisition of Southwest Century and a non-cash charge for services provided in exchange for common stock. Also included in our SG&A expenses are our holding company expenses, which increased by $218,700 from $115,600 for the three months ended March 31, 2004 to $334,300 for the three months ended March 31, 2005.

Depreciation and amortization expenses were $60,500 and $57,700 for the three months ended March 31, 2004 and 2005, respectively. This decrease was due to minimal purchases of field service and office equipment. We expect that depreciation will continue to decrease in dollar terms as a result of a reduction in investments in capital equipment required to support the business.

We had operating income of $3,000 for the three months ended March 31, 2004 compared to an operating loss of $(683,800) for the three months ended March 31, 2005. Interest Expense for our bank borrowings and capital lease financing decreased from $99,800 for the three months ended March 31, 2004 to $81,400 for the three months ended March 31, 2005 due to decreased utilization on our line of credit borrowings plus lower interest rates.  Included in other expense (income) for the three months ended March 31, 2004 and 2005 are $(65,000) and $308,900 of non-cash expenses (income), respectively. This represents a mark-to-market valuation adjustment for warrants and options to purchase shares of our common stock. Included in finance fees and charges in the three-month period ended March 31, 2005 is $297,300 of amortization expense related to long-term deferred financing costs. Interest Expense - Related Party for the three months ended March 31, 2004 was $16,700 compared to $11,800 in three month period ended March 31, 2005. The decrease is due to conversion of certain Series A and B Preferred shareholder notes payable to common stock of the Company.

During the three months ended March 31, 2004 and 2005, the Company provided a 100% valuation allowance in our deferred tax assets as we are unable to conclude that it is more likely than not that such deferred tax assets will be realized.

During the three month period ended March 31, 2004 and March 31, 2005, we accrued a state tax provision of $1,600 and $0, respectively. In the three month period ended March 31, 2004, we incurred an operating loss and, accordingly, there was no federal provision. We have a tax loss carryforward from prior years and, accordingly, did not recorded a federal tax provision for the three months ended March 31, 2005 as our pre-tax profit fully utilized the carryforward loss.

Net loss attributable to common shareholders was $(134,000) or $(0.01) per share, after providing for a preferred stock dividend accrual of $36,100 for the three month period ended March 31, 2004. This compares to a net loss of $(1,296,800) or $(0.05) per share, for the three month period ended March 31, 2005.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $143,300 at March 31, 2005 compared to $287,400 at December 31, 2004. The decrease was mainly attributable to increased working capital requirements to fund operating activities.

Cash Flows From Operating Activities. For the three months ended March 31, 2005, cash used by operating activities was $(479,900) which resulted primarily from our operating net loss for the first three months of $(683,300) resulting from an increase in operating assets of $313,700, and an increase in liabilities of $421,200.

Accounts receivable and work in process unbilled increased by $186,900 due to a decline in billings from the previous quarter. Net increase in payables and accruals amounted to $485,900 primarily due to an increase in accounts payable.

Cash Flows From Investing Activities. There were no significant investing activities during the three months ended March 31, 2005.

Cash Flows From Financing Activities. Net cash provided by financing activities during the three months ended March 31, 2005 was $341,200. The cash generated arose from $409,500 of proceeds from secured convertible loans offset by repayments of the secured convertible loans of $60,600 and by $7,700 of debt repayment on capital lease obligations.

Our long-term liabilities include $950,000 in Notes payable to shareholders.

Our net working capital at March 31, 2005 was a negative $(8,563,300), a decrease of $679,800 from December 31, 2004.

The Company had an operating loss in the first quarter of 2005 and incurred operating and net losses in 2004 and 2003, and has a capital deficiency at December 31, 2004 and March 31, 2005. The Company has limited additional financing available under its current accounts receivable financing facility in order to fund any additional cash required for its operations or otherwise. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to the foregoing uncertainty are described below.

Management took steps during 2004 to improve the situation, including replacing a $2.75 million accounts receivable financing facility from Pacific Business Funding, a division of Greater Bay Bancorp, with a $5.5 million convertible note financing arrangement with Laurus Master Fund, Ltd., acquiring substantially all of the operating assets of Southwest Century Communications, Inc., a Houston, Texas based data and voice service provider, making further cuts in overhead costs, downsizing the Company’s Houston operations, and making changes in the Company’s management

In the future, the Company plans to file for an increase in the number of authorized shares of common stock. As of March 31, 2005, Series A and B Preferred Stock would be convertible into 13,287,510 and 40,047,651, shares of common stock, respectively. Conversion is subject to limitations to the extent shares are not available for conversion as set forth in the Preferred Stock Purchase Agreements before any issuance of common stock pursuant to any outstanding option or warrant exercise.

On November 30, 2004, the Company entered into a series of agreements (the “Laurus Agreements”) with Laurus Master Fund, Ltd. (“Laurus”) whereby the Company agreed to issue to Laurus: (i) a secured convertible term note (the “Term Note”) in the amount of $2 million, (ii) a secured convertible revolving note in the amount of $2.5 million (the “Revolving Note”), (iii) a secured convertible minimum borrowing note in the amount of $1 million (the “Minimum Borrowing Note”; the Minimum Borrowing Note, the Term Note and the Revolving Note being referred to collectively as the “Notes”), (iv) a related option to purchase up to 8,865,337 shares of common stock at a price of $0.01 per share (the “Option”), and (v) a seven year warrant to purchase up to 19,250,000 shares of common stock at a price of $0.23 per share (the “Warrant”). The transactions contemplated by the Laurus Agreements (the “Laurus Financing”) closed on December 3, 2004, with an effective date of November 30, 2004. The loan evidenced by the Notes is secured by all of the assets of the Company and ICF.

In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the option to purchase up to 8,865,337 shares of common stock and the warrant to purchase up to 19,250,000 shares of common stock have been classified as a short-term liability (with a corresponding entry to long-term deferred financing costs) and were originally valued at fair value on the date of issuance ($2,197,900 at November 30, 2004). The Company estimated the fair value of the warrant by using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 198%; risk free interest rate of 4.88%; and the contractual life of the warrant. At December 31, 2004, the Company marked-to-market the warrant and option liability and took a remeasurement charge of $3,392,000. On December 31, 2004 and November 30, 2004, the Company’s common stock was trading at $0.20 and $0.08 per share, respectively. The long-term deferred financing cost is being amortized to expense over three years, the term of the financing arrangements. At March 31, 2005, the Company marked-to-market the warrant and option liability and took a remeasurement charge of $(17,200). The Company estimated the fair value of the warrant by using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 190%; risk free interest rate of 4.88%; and the contractual life of the warrant. On March 31, 2005 the Company’s stock was trading at $0.20.

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

On March 2, 2005, Burnham exercised the warrant in a cashless transaction whereby the Company issued 3,776,931 shares of its common stock valued at $1,650,100. The Company recorded the transaction by reducing it’s warrant and option liability by $1,650,100 and recording equity accordingly.

On March 2, 2005, the Company marked-to-market the warrant and option liability and took a remeasurement charge of $326,200. The Company estimated the fair value of the warrant using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 190%; risk free interest rate of 4.88%; and the contractual life of the warrant. On March 31, 2005 the Company’s stock was trading at $0.20 per share.

As of March 31, 2005 and December 31, 2004, the Company incurred indebtedness in the amount of $3,348,900 and $3,000,000, respectively, under the Laurus Financing.

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

In February 2003, the Company entered into a one-year accounts receivable financing facility with Pacific Business Funding, a division of Cupertino National Bank, which is part of Greater Bay Bancorp, to replace its facility with Comerica. The Agreement with Greater Bay Bancorp provides, among its terms, a $1,000,000 financing facility with a borrowing formula of 80% of eligible receivables, collateralized with a first lien on all assets. The finance fees on this Greater Bay Bancorp facility are 1.5% per month (18% annual rate) on average daily cash balances with an additional administrative fee and an annual commitment fee. There are no financial covenants under this facility. On October 10, 2003, the maximum commitment under this financing facility was increased to $1,500,000. In connection with this increase, the Company executed a warrant agreement with Pacific Business Funding for 277,777 shares of the Company's common stock at an exercise price of $0.09 per share and an expiration date of October 14, 2013. The warrant also provides Pacific Business Funding a $25,000 put in lieu of exercising the warrant. As the puttable warrant may require cash settlement, the Company has classified the instrument as a liability in accordance with SFAS No. 150. The Company has in the accompanying consolidated statements of operations recognized $(100) and $65,000 in other (income) expenses for the warrant based on the estimated fair value of the warrant as of March 31, 2005 and 2004, respectively. At March 31, 2005 the Company estimated the fair value of the warrant by using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 190% , risk free interest rate of 4.88%; and the contractual life of the warrant.

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

In connection with the Laurus Financing, the Company replaced a factoring arrangement with Pacific Business Funding, which had been in place since February 12, 2003 and was subsequently amended on October 1, 2004. This factoring arrangement provided, among other things, for a maximum commitment of $2,750,000, interest of 12% per annum and a term extending through October 31, 2005. Upon the closing of the Laurus Financing, all amounts owed by the Company to Pacific Business Funding pursuant to the factoring arrangement were paid off, and the Pacific Business Funding line of credit was terminated (the “PBF Payoff”).

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

Since our revenues and accounts receivable are concentrated in Bank of America, SBC and Wells Fargo, a significant change in the liquidity or financial position of one of these customers could have a material adverse impact on the collectability of our accounts receivables and our future operating results. A loss of one of these customers could have a material effect on our business. From time to time we may experience delays in the collection of our accounts receivable from our major customers, which could result in a cash flow problem and effect the viability of the business.

The following table discloses our contractual commitments (excluding bank loans under our bank line of credit), as of March 31, 2005, relating to lease obligations and long-term debt and redeemable preferred stock for future periods:

Years Ending December 31,
2005 (nine months)	$3,944,300
2006	174,700
2007	1,102,700
2008	66,000
2009	27,700
$5,315,400

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

Part II. OTHER INFORMATION

Item 1.Legal proceedings

On April 18, 2005, COMC/ICF filed a Complaint for Rent and Damages based upon breach of contract and breach of covenant of good faith and fair dealing arising from unpaid utility costs accrued and due from their sub-tenant, Home Lending, Inc., a California Corporation. These unpaid costs arose from a Standard Industrial/Commercial Single-Tenant lease (Gross) entered into between ICF and Home Lending dated May 16, 2000 regarding premises located at 1700 West Burbank Blvd., Burbank, California. COMC/ICF alleges that its sub-tenant under this sub-lease failed to tender payment of such utility costs when due and after written demand was made. The sum at issue is $25,133.66, plus reimbursement of the Company’s attorney’s fees and costs. The Company is not aware of any potential or actual claim against COMC/ICF or potential unfavorable exposure arising from this action.

On or about April 8, 2005, Bowles & Verna, former counsel for ICF, filed an action seeking to recover prior attorney’s fees and costs in the amount of $28,730.52. Service of the Complaint was effectuated on or about May 2, 2005. The fees and costs relate to services rendered by Bowles & Verna in the Bingham and Metropolitan Agency v. ICF matters. The Company estimates that its total potential exposure in the matter is less than $40,000, including advanced charges.

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

On October 31, 2003, the Company filed another lawsuit in California bearing Case No.C03-02803 naming as defendants former employees of the Company and their related business entities. The Complaint contained causes of action for misappropriation of trade secrets, breach of contract and business torts. One group of defendants filed a Cross-Complaint against the Company and its Chief Operating Officer. The Company believes that there is no basis for the Cross-Complaint. A settlement was reached with the group of defendants that filed the Cross-Complaint. The settlement requires the Company’s insurer to pay the sum of $7,500 and the Company will pay $2,500 towards that defendants’ share of discovery referee fees. This group of defendants will be dismissed from the Complaint with prejudice and dismiss their Cross-Complaint with prejudice. Each party will bear their own attorney’s fees and costs. With respect to the remaining defendants, negotiations have been ongoing whereby a dismissal with prejudice for a waiver of attorney’s fees and costs may occur. Currently a trial date is set for August 1, 2005. It is anticipated that this matter may be fully settled as stated herein within the next 30-45 days.

On September 10, 2003, the Company filed a lawsuit in Contra Costa County Superior Court in California against several former employees of the Company, and their related business entities for misappropriation of trade secrets, breach of contract and various business torts. On July 1, 2004, the Company entered into a contingency fee agreement with its outside counsel that all fees in the Lincoln case after that date were to be recovered from the defendants. Any amounts recovered in excess of legal bills were to be divided equally between the Company and its outside counsel.

Item 2. Changes in Securities

Effective June 27, 2005, the Company will effectuate the Reverse Split (as defined in Note 1 to the Condensed Consolidated Financial Statements of the Company included in this report) to allow for the conversion of the Company's preferred sock and certain notes payable to common stock.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Our By-laws provide that our Board of Directors shall be composed of five to seven members. George Malin resigned from the Board effective November 23, 2003. During 2004, John Repelti was elected a director of the Company to fill the vacancy. Each director has been appointed by the other existing directors as our By-laws allow the Board to fill vacancies until the next meeting of stockholders. Our By-laws permit the Board of Directors to fill any vacancy and the new director may serve until the next meeting of stockholders or until his successor is elected and qualified.

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

                                COMC, INC.

                                By: /s/ Janice B. Fuellhart
                                   ---------------------------------------
                                   Janice B. Fuellhart, Chairman

Dated:  June 22, 2005

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