Form 10QSB
period 2005-06-30
ICF CORP
filed 2005-08-23
CIK 754568

THE SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2005

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File No. 0-16472

ICF Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4628378 (I.R.S. Employer Identification No.)

4030 Pike Lane, Suite C
Concord, California 94520

(Address of principal executive offices)

(925) 849-1400

(Issuer's telephone number)

Check whether the issuer filed all reports required
to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the past 12 months (or for such shorter Period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.

Yes [X]  No [  ]

As of August 15, 2005 a total of 9,425,612 shares of ICF Corporation’s common stock were issued; 8,962,155 shares of ICF Corporation common stock were outstanding, and
463,457 shares of ICF Corporation common stock are held in treasury.
Transitional Small Business Disclosure Format. Yes [  ] No [X]

ICF Corporation and Subsidiary

Table of Contents

10QSB

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

ICF Corporation and Subsidiary
Condensed Consolidated Balance Sheets
	June 30,	December 31,
	2005	2004
Assets	(unaudited)
Current:
Cash and cash equivalents	$—	$287,400
Accounts receivable, less allowance for doubtful accounts of $150,200 and $100,700, respectively	1,729,800	1,906,500
Unbilled receivables	643,400	409,100
Inventories	629,000	605,800
Prepaid expenses and other current assets	330,000	263,900
Total current assets	3,332,200	3,472,700
Property and equipment, net	633,800	724,200
Long-term deferred financing charges, net	3,136,100	3,469,000
Goodwill	425,700	371,800
Other assets	75,000	68,700
Total assets	$7,602,800	$8,106,400

Liabilities, convertible redeemable preferred stock and shareholders' deficiency:
Current liabilities:
Bank overdraft	$33,200	$—
Accounts payable	1,531,500	1,121,500
Accrued expenses	879,000	811,800
Current portion of capital lease obligations	29,600	31,700
Customer deposits	230,900	258,900
Accrued interest and dividends	47,900	163,400
Secured convertible revolving note	802,900	—
Convertible notes payable due related parties	—	396,500
Current portion of secured convertible term loan	—	2,000,000
Current portion of secured minimum borrowing note	1,000,000	1,000,000
Warrant and option liability	3,233,500	6,994,200
Total current liabilities	7,788,500	12,778,000
Capital lease obligations, net of current portion	10,400	23,800
Secured convertible term loan, less current portion	1,757,600	—
Notes payable shareholders	1,150,000	950,000

Convertible redeemable preferred stock:
Series A, $0.01 par value; 2,000,000 shares authorized; 0 and 1,205,216 shares issued and outstanding, respectively	—	165,200
Series B, $0.01 par value; 4,000,000 shares authorized; 0 and 1,806,219 shares issued and outstanding, respectively	—	830,200
Total liabilities and convertible redeemable preferred stock	10,706,500	14,747,200

Shareholders' deficiency:
Common stock, $0.01 par value; 40,000,000 shares authorized; 9,425,612 and 3,174,706 shares issued; 8,962,155 and 2,711,249 shares outstanding, respectively	89,600	317,400
Additional paid-in capital	21,633,500	18,037,300
Accumulated deficit	(22,432,800)	(22,601,500)
Treasury stock at cost: 463,457 and 463,457 shares, respectively	(2,394,000)	(2,394,000)
Total shareholders' deficiency	(3,103,700)	(6,640,800)
Total liabilities, convertible redeemable preferred stock and shareholders’ deficiency	$7,602,800	$8,106,400

See accompanying notes to condensed consolidated financial statements

 ICF Corporation and Subsidiary
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
		(As restated)		(As restated)

Revenues	$3,052,800	$3,301,200	$6,245,100	$6,681,700

Cost of revenues	1,997,800	1,954,700	4,026,600	3,916,400
Gross profit	1,055,000	1,346,500	2,218,500	2,765,300

Operating expenses:
Selling general and administrative	1,735,500	1,334,000	3,525,000	2,689,300
Depreciation and amortization	51,600	60,200	109,300	120,700
	1,787,100	1,394,200	3,634,300	2,810,000
Loss from operations	(732,100)	(47,700)	(1,415,800)	(44,700)
Other income (expense):
Interest expense	(88,400)	(78,800)	(169,800)	(178,600)
Interest expense - related party	(11,900)	(17,900)	(23,800)	(34,600)
Amortization of deferred finance charges	(230,800)	—	(441,700)	—
Remeasurement of warrant and option liability	2,528,200	8,600	2,219,300	73,600
Gain on sale of property and equipment	500	—	500	—
Accreted dividends on Series A and B preferred stock	—	(600)	—	(1,300)
Amortization of imputed beneficial conversion discount upon issuance of convertible debt	—	(47,200)	—	(94,300)
Total other income (expense)	2,197,600	(135,900)	1,584,500	(235,200)
Income (loss) before provision for income taxes	1,465,500	(183,600)	168,700	(279,900)
Income tax provision	—	—	—	1,600
Net income (loss)	1,465,500	(183,600)	168,700	(281,500)
Preferred stock dividend	—	(32,400)	—	(68,500)
Net income (loss) attributable to common shareholders	$1,465,500	$(216,000)	$168,700	$(350,000)

Income (loss) per common share attributable to common shareholders
Basic	$0.44	$(0.08)	$0.06	$(0.13)
Diluted	$0.36	$(0.08)	$0.05	$(0.13)

Weighted-average common shares outstanding
Basic	3,358,161	2,671,854	2,748,244	2,671,854
Diluted	4,120,302	2,671,854	3,470,644	2,671,854

See accompanying notes to condensed consolidated financial statements

ICF Corporation and Subsidiary
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2005	2004
	(unaudited)	(unaudited)
		(As restated)
Cash flows from operating activities:
Net income (loss)	$168,700	$(227,900)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	109,300	120,700
Change in fair value of put warrants	(2,219,300)	(48,600)
Provision for doubtful accounts	49,500	(18,300)
Issuance of common stock for services	187,300	20,500
Amortization of deferred financing charges	441,600	—

Changes in operating assets and liabilities:
Accounts and unbilled receivables	(107,100)	606,300
Inventories	(23,200)	(303,500)
Prepaid expenses and other current assets	(66,100)	(148,300)
Accounts payable	443,200	376,800
Accrued expenses	67,200	(32,600)
Customer deposits	(81,900)	(166,400)
Accrued interest	23,600	34,000
Net cash provided by (used in) operating activities:	(1,006,700)	212,700

Cash flows from investing activities:
Purchases of property and equipment	(19,400)	(5,800)
Deposits and other assets	(6,300)	(29,800)
Net cash used in investing activities:	(25,700)	(35,600)

Cash flows from financing activities:
Proceeds from convertible shareholder notes payable	200,000	—
Payments on secured convertible notes payable	(242,400)	—
Proceeds from secured convertible revolving note	3,264,000	—
Payments on secured convertible revolving note	(2,461,100)	—
Advances from bank loans	—	6,853,300
Repayments of bank loans	—	(7,348,800)
Payments on capital lease obligations	(15,500)	(10,800)
Net cash provided (used in) by financing activities:	745,000	(318,700)

Net decrease in cash and cash equivalents	(287,400)	(141,600)
Cash and cash equivalents, beginning of period	287,400	384,300
Cash and cash equivalents, end of period	$—	$242,700

Cash paid for:
Interest	$262,100	$213,200
Income taxes	$—	$1,600

Non cash investing and financing activities:
Accrued dividend for Series A and B convertible redeemable preferred stock	$—	$68,500
Conversion of Series A and B convertible redeemable preferred stock and convertible notes payable into common stock	$1,531,000	$—
Goodwill related to Southwest Century acquisition	$53,900	$—

See accompanying notes to condensed consolidated financial statements.

ICF Corporation and Subsidiary
 Notes to Condensed Consolidated Financial Statements

1. Summary of Significant Accounting Policies

The Company and Principles of Consolidation

Effective June 27, 2005, the Company changed its name from COMC, Inc. to ICF Corporation (“the Company”) and completed the one-for-ten reverse stock split (“Reverse Split”). Following the effective date of the Reverse Split, the par value of the common stock remained at $0.01 per share. As a result, the Company reduced the common stock on its consolidated balance sheets as of the effective date by $334,200, with a corresponding increase in additional paid-in capital. All per-share amounts have been retroactively adjusted for all periods presented to reflect the Reverse Split.

ICF Corporation (formerly COMC, Inc.) and subsidiary is a technology service company in the telecommunications industry with a regional service coverage area. The Company designs, implements, supports, and manages LAN/WAN computer network systems, voice communication network systems, and premise wiring for both data and voice.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ICF Communication Solutions, Inc. (ICF). All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation

The interim condensed consolidated financial statements presented have been prepared by the Company without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature (except as discussed below) necessary for a fair statement of (a) the results of operations for the three months and the six months ended June 30, 2005 and 2004, (b) the Company's financial position at June 30, 2005 and (c) the cash flows for the six months ended June 30, 2005 and 2004. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated balance sheet presented as of December 31, 2004 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountant. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The condensed consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's condensed 2004 Annual Report on Form 10-KSB filed on June 17, 2005.

Restatement

The accompanying condensed consolidated financial statements as of and for the six months ended June 30, 2004 have been restated to correct errors pertaining to the accounting for certain debt and equity instruments issued by the Company during 2003. Specifically, the Company has adjusted its condensed consolidated financial statements for the six months ended June 30, 2004 in order (i) to properly account for certain beneficial conversion features imbedded in its convertible redeemable preferred stock and convertible debt instruments in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, which had the effect of increasing the net loss attributable to common shareholders by $122,100 and reducing shareholders deficiency by $712,100; (ii) to properly account for the issuance of convertible redeemable preferred stock issued in exchange for the settlement of certain borrowings, which had the effect of increasing the net loss attributable to common shareholders and increasing shareholders’ deficiency by $17,800; and (iii) to correct a computational error made in determining the liability attributable to a derivative financial instrument, which had the effect of increasing the net loss attributable to common shareholders and increasing shareholders’ equity by $25,000.

The aggregate effect of the foregoing matters on the reported net loss for the six months ended June 30, 2004 is as follows:

	As Previously Reported	As Restated

Net loss	$(210,900)	$(281,500)
Net loss attributable to common shareholders	$(227,900)	$(350,000)
Basic and diluted net loss per common share attributable to common shareholders	$(0.01)	$(0.13)

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

Impairment of Long-Lived Assets

Purchased intangible assets with finite lives are amortized using the straight-line method or the effective interest method, where appropriate over the estimated economic lives of the assets, currently ranging from three to fifteen years. Long-lived assets, such as property and equipment and purchased intangible assets with finite lives, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company assesses the fair value of the assets based on the undiscounted future cash flow the assets are expected to generate and recognizes an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment is identified, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.

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

Advertising Costs

The cost of advertising is expensed as incurred. Advertising costs for the six months ended June 30, 2005 and 2004, were approximately $1,300 and $3,400, respectively.

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

As of June 30, 2005 and December 31, 2004, the fair values of the Company's financial instruments approximate their historical carrying amounts.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
		(As restated)		(As restated)

Net income (loss) attributable to common shareholders:
As Reported	$1,465,500	$(216,000)	$168,700	$(350,000)
Add: Stock-based employee compensation expense included in net loss, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(700)	(700)	(1,400)	(1,400)
Pro forma net income (loss) attributable to common shareholders	$1,464,800	$(216,700)	$167,300	$(351,400)

Diluted income (loss) per share attributable to common shareholders
As reported	$0.36	$(0.08)	$0.05	$(0.13)
Pro forma	$0.36	$(0.08)	$0.05	$(0.13)

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
		(As restated)		(As restated)
Historical
Numerator:
Net income (loss)	$1,465,500	$(183,600)	$168,700	$(281,500)
Accreted preferred stock dividend	—	(32,400)	—	(68,500)
Net income (loss) attributable to common stockholders	$1,465,500	$(216,000)	$168,700	$(350,000)

Denominator:
Weighted-average common shares outstanding	3,358,161	2,671,854	2,748,244	2,671,854
Add: common stock equivalents	762,141	—	722,400	—
	4,120,302	2,671,854	3,470,644	2,671,854
Net income (loss) per share attributable to common stockholders
Basic	$0.44	$(0.08)	$0.06	$(0.13)
Diluted	$0.36	$(0.08)	$0.05	$(0.13)

Recent Accounting Pronouncements

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

In November 2004, the FASB issued Statement No. 151, “Inventory Costs”, an amendment of ARB No. 43, Chapter 4. Statement 151 clarifies abnormal amounts of idle facility expense, freight, handling costs, and wasted material be accounted for as a current period expense. Statement 151 is effective for fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 151 will have a material effect on its financial position, results of operations or cash flows.

In November 2003, the Emerging Issues Task Force ("EITF") issued EITF No. 03-6 "Participating Securities and the Two-Class Method under FASB Statement No. 128", which provides for a two-class method of calculating earnings per share computations that relate to certain securities that would be considered to be participating in conjunction with certain common stock rights. This guidance is applicable to the Company starting with the third quarter beginning July 1, 2004. The Company believes that the adoption of this pronouncement does not impact the Company's earnings per share calculations for the three months and the six months ended June 30, 2005 and 2004.

2. Acquisition of the Assets of Southwest Century Communications, Inc.

Effective November 30, 2004, the Company completed the acquisition of substantially all of the assets of Southwest Century Communications, Inc. (“Southwest Century”,) a Houston, Texas based voice and data company, for a total consideration of $1.3 million, $1,050,000 of which was paid in cash financed through the Laurus transaction and $250,000 of which was paid in the form of a promissory note. One of the principal owners of Southwest Century received a two-year employment contract at an annual salary of $125,000 and became the Regional Manager of ICF’s Texas operations. ICF has already moved several of its Houston, Texas based employees to Southwest Century’s premises and has agreed to a month-to-month facility rental charge that ICF will pay Southwest Century. In connection with the acquisition, the Company also agreed to issue 5,000 shares of common stock valued at $8,500.

3. Future Prospects

The Company had an operating loss in the first half of 2005 after incurring operating and net losses in 2004 and 2003, and had a capital deficiency at June 30, 2005 and December 31, 2004. The Company has limited additional financing available in order to fund any additional cash required for its operations or otherwise. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Management has taken steps during 2004 and the first half of 2005 to improve the situation, including replacing a $2.75 million accounts receivable financing facility from Pacific Business Funding, a division of Greater Bay Bancorp, with a $5.5 million convertible note financing arrangement with Laurus Master Fund, Ltd., acquiring substantially all of the operating assets of Southwest Century Communications, Inc., a Houston, Texas based data and voice service provider, making further cuts in overhead costs, downsizing the Company’s Houston operations, and making changes in the Company’s management. During the first half of 2005 management continued to take steps to improve the situation by monitoring and reducing technical, administrative and sales personnel and other costs wherever possible and appropriate based on the Company’s current and anticipated sales volume.

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

4.   Financings

$250,000 Shareholder Loans

During the three months ended June 30, 2005, five holders of our common stock, including our CEO, agreed to lend the Company a total of $250,000 ($50,000 each) in exchange for 6.75% promissory notes, which mature on November 30, 2007. Of the $250,000, $200,000 was received in June 2005 and the remaining $50,000 was received in July 2005. Each of these notes is convertible into common stock at the option of the noteholder at $1.70 per share.

5.5 Million Dollar Convertible Note Financing

On November 30, 2004, the Company entered into a series of agreements (the “Laurus Agreements”) with Laurus Master Fund, Ltd. (“Laurus”) whereby the Company agreed to issue to Laurus: (i) a secured convertible term note (the “Term Note”) in the amount of $2 million, (ii) a secured convertible revolving note in the amount of $2.5 million (the “Revolving Note”), (iii) a secured convertible minimum borrowing note in the amount of $1 million (the “Minimum Borrowing Note”; the Minimum Borrowing Note, the Term Note and the Revolving Note being referred to collectively as the “Notes”), (iv) a related option to purchase up to 886,354 shares of common stock at a price of $0.10 per share (the “Option”), and (v) a seven-year warrant to purchase up to 1,925,000 shares of common stock at a price of $2.30 per share (the “Warrant”). The transactions contemplated by the Laurus Agreements (the “Laurus Financing”) closed on December 3, 2004, with an effective date of November 30, 2004. The loan evidenced by the Notes is secured by all of the assets of the Company and ICF.

In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the option to purchase up to 886,534 shares of common stock and the warrant to purchase up to 1,925,000 shares of common stock have been classified as short-term liabilities (with a corresponding entry to long-term deferred financing costs) and were originally valued at fair value on the date of issuance ($2,197,900 at November 30, 2004). The Company estimated the fair value of the warrant by using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 198%; risk free interest rate of 4.88%; and the contractual life of the warrant. At June 30, 2005, the Company marked to market the warrant and option liability and took a remeasurement charge of $(2,194,400). The Company estimated the fair value of the warrant by using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 219%; risk free interest rate of 4.88%; and the contractual life of the warrant. On June 30, 2005 and December 31, 2004, the Company’s stock was trading at $1.10 and $2.00 per share, respectively.
The long-term deferred financing cost is being amortized to expense over three years, the term of the financing arrangements.

Each of the Notes matures on November 30, 2007 (the “Maturity Date”). The principal amount of each of the Notes bears interest at the prime rate plus two percent with a minimum rate of 6.75%. The minimum monthly payment on the Term Note is $60,606, plus the monthly interest payment, and may be paid in cash, common stock or a combination thereof, dependent upon the occurrence of certain criteria. Prior to March 2005, the Company was only obligated to pay interest on this indebtedness, which is payable from November 30, 2004. Laurus has the option to convert the entire amount of the obligations with respect to each of the Notes into shares of common stock at a conversion price of $1.70 per share, provided that, subject to certain exceptions, such conversion does not result in Laurus beneficially owning more than 4.99% of the Company’s outstanding shares of common stock.

In connection with the Laurus Financing the Company issued a $350,000 convertible note payable and a five-year warrant to purchase up to 674,452 shares of common stock at a price of $1.70 per share to Burnham Securities, Inc. (“Burnham”) and a Burnham employee as consideration for services rendered. Principal and interest on the $350,000 owed to Burnham and its employee is convertible into common stock at the option of the noteholders at a fixed conversion price of $1.70 per share.

In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the warrants were classified as a short-term liability (with a corresponding entry to long-term deferred financing costs) and were originally valued at fair value on the date of issuance ($508,900 at November 30, 2004). The Company estimated the fair value of the warrants using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 198%; risk free interest rate of 4.88%; and the contractual life of the warrants. On March 2, 2005, the Company marked-to-market the warrant and option liability and took a remeasurement charge of $326,200. The Company estimated the fair value of the warrant using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 190%; risk free interest rate of 4.88%; and the contractual life of the warrant. On March 2, 2005, Burnham exercised the warrant in a cashless transaction whereby the Company issued 377,693 shares of its common stock valued at $1,650,100. The Company recorded the transaction by reducing its warrant and option liability by $1,650,100 and recording equity accordingly. The long-term deferred financing cost is being amortized to expense over three years, the term of the financing arrangement.

As of June 30, 2005 and December 31, 2004, the Company had incurred indebtedness in the amount of $3,560,500 and $3,000,000, respectively, under the Laurus Financing.

On April 26, 2005, the Company and Laurus entered into an Amendment and Waiver (the “Amendment and Waiver”) in connection with the Registration Rights Agreement incorporated into the Form 10-KSB filed by the Company on June 17, 2005 as Exhibit 10.21 (the “Registration Rights Agreement”). A copy of the Amendment and Waiver was incorporated into the Form 10-KSB filed by the Company on June 17, 2005 as Exhibit 10.31.

The Registration Rights Agreement called for the Company to cause a registration statement covering certain securities held by Laurus (the Registration Statement”) to be declared effective by the Commission within 120 days of the execution of the Registration Rights Agreement. The Company was unable to cause the Registration Statement to be declared effective within this time frame and as a result became obligated to pay Laurus certain liquidated damages (the “Liquidated Damages”) pursuant to the terms of the Registration Rights Agreement.

Pursuant to the Amendment and Waiver, the Company issued to Laurus a seven-year warrant to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $2.30 per share (the “Warrant”). Pursuant to the Amendment and Waiver, the Company agreed to register the shares issuable upon the exercise of the Warrant within six months of the date of issuance. In issuing the Warrant, the Company relied upon the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder, as Laurus is an “accredited investor” as defined in Rule 501(a) of Regulation D.

The Company was unable to cause the Registration Statement to be declared effective prior to the New Effectiveness Date and as a result was in breach of the Registration Rights Agreement, as amended, and became obligated to pay Laurus additional liquidated damages. On August 3, 2005, the Company was notified that the Commission had declared the Registration Statement effective. As a result, the Company is no longer in breach of the Registration Rights Agreement.

On July 29, 2005, the Company entered into a Second Amendment to Loan Documents and an Over-advance Side Letter with Laurus (collectively, the “July 29th Amendment Documents”) pursuant to which, among other things, Laurus agreed to make an additional revolving credit line in the aggregate principal of $669,000 available to the Company until January 31, 2006. In addition, the July 29th Amendment Documents (a) postponed certain repayments by the Company of principal and interest on the Laurus indebtedness and (b) amended certain terms relating to repayment by the Company of its obligations to Laurus in common stock. As consideration for the transactions contemplated by the July 29th Amendment Documents, the Company agreed to issue to Laurus a seven year warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.01 per share. The Company has agreed to register the shares issuable upon the exercise of this warrant within 6 months from the closing of the July 29th Amendment Documents.

Additional $950,000 Indebtedness

Concurrently with the Laurus Financing, in November of 2004, the Company incurred indebtedness to certain shareholders and financial advisors in the aggregate amount of $950,000 at 6.75% interest. Of this indebtedness, $200,000 represents an additional debt investment by existing shareholders, $250,000 is owed to Frances R. Campbell in connection with the acquisition of the operating assets of Southwest Century Communications, Inc. and $350,000 is owed to Burnham Securities, Inc. (“Burnham”) and a Burnham employee as consideration for services rendered in connection with the Laurus Financing. Interest on the $250,000 owed to Frances R. Campbell is payable monthly beginning in December 2004. Interest on the remainder of the indebtedness accrues monthly and is payable on the due date of November 30, 2007. Principal and interest on the $350,000 owed to Burnham and its employee is convertible into common stock at the option of the noteholders at a fixed conversion price of $1.70 per share. None of the remaining 6.75% notes are convertible.

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

Lines of Credit

In February 2003, the Company entered into a one-year accounts receivable financing facility with Pacific Business Funding, a division of Cupertino National Bank, which is part of Greater Bay Bancorp, to replace its facility with Comerica. The Agreement with Greater Bay Bancorp provided, among its terms, a $1,000,000 financing facility with a borrowing formula of 80% of eligible receivables, collateralized with a first lien on all assets. The finance fees on this Greater Bay Bancorp facility are 1.5% per month (18% annual rate) on average daily cash balances with an additional administrative fee and an annual commitment fee. There were no financial covenants under this facility. On October 10, 2003, the maximum commitment under this financing facility was increased to $1,500,000. In connection with this increase, the Company executed a warrant agreement with Pacific Business Funding for 27,778 shares of the Company's common stock at an exercise price of $0.90 per share and an expiration date of October 14, 2013. The warrant also provides Pacific Business Funding a $25,000 put in lieu of exercising the warrant. As the puttable warrant may require cash settlement, the Company has classified the instrument as a liability in accordance with SFAS No. 150. The Company has in the accompanying consolidated statements of operations, under the caption remeasurement of warrant and option liability, recognized $(24,900) and $73,600 in other (income) expenses for the warrant based on the estimated fair value of the warrant as of June 30, 2005 and 2004, respectively. The Company estimated the fair value of the warrant at June 30, 2005 using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 219%; risk free interest rate of 4.88%; and the contractual life of the warrant.

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

As of June 30, 2005, the annual maturities of the debt financing discussed above for years ending December 31, are as follows:

Years Ending December 31,
2005 (six months)	$1,832,500
2006	732,700
2007	2,185,300
$4,750,500

5.   Commitments and Contingencies

Operating Leases

The Company leases certain offices under operating leases expiring on various dates through 2007. Total rent expense charged to operations, net of sublease income was $118,700 and $108,400 for the six months ended June 30, 2005 and 2004, respectively. As of June 30, 2005, the minimum future rental commitments under non-cancelable operating leases payable over the remaining terms of the operating leases are:

Years Ending December 31,
2005 (six months)	$116,600
2006	155,800
2007	147,800
2008	66,000
2009	27,700
$513,900

Legal Matters

On April 18, 2005, the Company and ICF filed a Complaint for Rent and Damages based upon breach of contract and breach of covenant of good faith and fair dealing arising from unpaid utility costs accrued and due from their sub-tenant, Home Lending, Inc., a California Corporation. These unpaid costs arose from a Standard Industrial/Commercial Single-Tenant lease (Gross) entered into between ICF and Home Lending dated May 16, 2000 regarding premises located at 1700 West Burbank Blvd., Burbank, California. The Company and ICF allege that ICF’s sub-tenant under this sub-lease failed to tender payment of such utility costs when due and after written demand was made. The sum at issue is $25,134 plus reimbursement of the Company’s attorney’s fees and costs. The Company is not aware of any potential or actual claim against the Company or ICF or potential unfavorable exposure arising from this action.

On or about April 8, 2005, Bowles & Verna, former counsel to ICF, filed an action seeking to recover prior attorney’s fees and costs in the amount of $28,731. A Service of the Complaint was effectuated on or about May 2, 2005. The fees and costs relate to services rendered by Bowles & Verna in the Bingham and Metropolitan Agency v. ICF matters. This matter was settled with Bowles & Verna under the terms of a settlement agreement dated July 15, 2005 whereby the Company agreed to pay the sum of $28,731 in monthly payments through December 15, 2007.

On August 8, 2004, the Company, for the sum of $6,300, settled an action brought by the trustee in bankruptcy of E-time Capital to settle what the trustee claimed was a preferential distribution. The amount was a de minimus settlement and was in the Company’s best interest.

On October 31, 2003, the Company filed a lawsuit in California bearing Case No. C03-02803 naming as defendants former employees of the Company and their related business entities. The Complaint contained causes of action for misappropriation of trade secrets, breach of contract and business torts. One group of defendants filed a Cross-Complaint against the Company and its Chief Operating Officer. The Company believes that there is no basis for the Cross-Complaint. A settlement was reached with the group of defendants that filed the Cross-Complaint. The settlement requires the Company’s insurer to pay the sum of $7,500 and the Company will pay $2,500 towards that defendants’ share of discovery referee fees. This group of defendants will be dismissed from the Complaint with prejudice and dismiss their Cross-Complaint with prejudice. Each party will bear their own attorney’s fees and costs. With respect to the remaining defendants, negotiations have been ongoing whereby a dismissal with prejudice for a waiver of attorney’s fees and costs may occur. Currently a trial date is set for August 1, 2005. It is anticipated that this matter may be fully settled as stated herein within the next 30-45 days.

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

On November 9, 2004, the Company and ICF entered into a Settlement Agreement, Mutual Release of All Claims and Covenant Not to Sue (the “Settlement Agreement”) with certain parties. The Settlement Agreement, among other things, called for a dismissal of the case, a mutual release of claims by the parties, a cash payment to the Company of $125,000 and the transfer to the Company of 83,333 shares of common stock. Pursuant to the contingency fee agreement referenced above, this cash payment and an equal amount of shares of common stock has been transferred to the Company’s outside counsel.

6. Transactions With Related Parties

During the three months ended June 30, 2005, five holders of our common stock, including our CEO, agreed to lend the Company a total of $250,000 ($50,000 each) in exchange for 6.75% promissory notes, which mature on November 30, 2007. Of the $250,000, $200,000 was received in June 2005 and the remaining $50,000 was received in July 2005. Each of these notes is convertible into common stock at the option of the noteholder at $1.70 per share.

During the year ended December 31, 2004, certain Series A and B preferred shareholders lent ICF $187,600 at 24% interest per annum. Interest expense associated with these loans advanced from shareholders was accrued and aggregated $0 and $11,000 for the six months ended June 30, 2005 and 2004.

In the fourth quarter of 2003, certain Series A and B preferred shareholders lent ICF $208,900 at 18% interest, convertible into common stock of the Company at $0.80 per share of common stock, at the Noteholder's option. Interest is payable on the due date of January 2, 2005 with interest also convertible into common stock on the same basis as the principal. Interest expense associated with the above Loans from shareholders was accrued and aggregated during the six months ended June 30, 2005 and 2004 in the amount of $0 and $18,800, respectively. The fair value of the Company’s common stock on the measurement date exceeded the conversion price applicable to the convertible notes; accordingly, the convertible notes were deemed to contain an imbedded beneficial conversion feature (“BCF”). The BCF was calculated to be approximately $730,000, however, the BCF is limited to the $208,900 net proceeds received upon issuance of the convertible debt. This $208,900 has been reflected as a discount against the carrying value of the convertible notes, which is being amortized as imputed interest expense on a straight-line basis over the remaining term of the convertible notes. At June 30, 2005 and December 31, 2004, the carrying value of the convertible notes amounted to $0 and $396,500, respectively. The amount of the BCF discount that was amortized during the six months ended June 30, 2005 and 2004 amounted to $0 and $94,300, respectively.

In December 2003, the COO was awarded 667 shares of Series B Convertible Redeemable Preferred Stock, valued at $6,000, as compensation. In December 2003, the Controller and Principal Accounting Officer was awarded 222 shares of Series B Convertible Redeemable Preferred Stock, valued at $2,000, as compensation.

In March 2003, the Company issued 210,000 shares of common stock, valued at $42,000, for services that the CEO rendered in connection with assistance in financial restructuring during the quarter ended June 30, 2003 and additional services to be provided over the next year. During the quarter ended June 30, 2003, the CEO received 75,000 shares of Series B Convertible Redeemable Preferred Stock, valued at $15,000, as compensation for services rendered in connection with the restructuring. In December 2003, the CEO was awarded 667 shares of Series B Convertible Redeemable Preferred Stock, valued at $6,000, as compensation. In September 2004, the CEO was awarded 38,444 shares of Series B Convertible Redeemable Preferred Stock, valued at $115,300, as compensation. In November 2004, the CEO, COO and Principal Accounting Officer were award 222,219 shares of Series B Convertible Redeemable Preferred Stock valued in the aggregate at $355,600 as compensation.

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

Conversion of Convertible Securities

In connection with the Laurus Financing, the holders of the 18% and 24% convertible notes and of each of the outstanding shares of Series A and B Convertible Redeemable Preferred Stock described above signed irrevocable elections to convert their securities into common stock at the applicable conversion ratios. Effective June 27, 2005, the 18% and 24% convertibles notes and accrued interest were converted into 304,336 and 111,692 shares of common stock, respectively. Also as of June 27, 2005, each share of Series A and B Convertible Redeemable Preferred Stock, including accrued dividends, was converted into 1,358,751 and 4,004,765 shares of common stock, respectively.

Concurrently with the Laurus Financing, in November of 2004, the Company incurred indebtedness to certain shareholders and financial advisors in the aggregate amount of $950,000 at 6.75% interest. Of this indebtedness, $200,000 represents an additional debt investment by existing shareholders, $250,000 is owed to Frances R. Campbell in connection with the acquisition of the operating assets of Southwest Century and $350,000 is owed to Burnham Securities, Inc. (“Burnham”) and a Burnham employee as consideration for services rendered in connection with the Laurus Financing. Interest on the $250,000 owed to Frances R. Campbell is payable monthly beginning in December 2004. Interest on the remainder of the indebtedness accrues monthly and is payable on the due date of November 30, 2007. Principal and interest on the $350,000 owed to Burnham and its employee is convertible into common stock at the option of the noteholders at a fixed conversion price of $1.70 per share. None of the remaining 6.75% notes are convertible.

7. Convertible Redeemable Preferred Stock

As of June 30, 2005, the Series A and B Convertible Redeemable Preferred Stock, including accrued dividends converted into 1,358,751 and 4,004,765 shares of common stock, respectively.

At June 30, 2005 and December 31, 2004, the carrying value of the Series A and Series B Convertible Redeemable Preferred Stock amounted to $0 and $0 and $165,200 and $830,200, respectively. During the six months ended June 30, 2005 and 2004, the combined accretion of the BCF discount with respect to the Series A and Series B Convertible Redeemable Preferred Stock amounted to $0 and $68,500, respectively.

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

In March 2003, the Company raised $312,500 through a private placement of 1,092,657 shares of Series A Convertible Redeemable Preferred stock ("Series A") for $.286 per share with various accredited investors (the "Investors"). In March and June 2003, an additional 55,944 and 56,615 shares of Series A Convertible Redeemable Preferred Stock were issued, valued at $16,000 and $34,000, respectively, for services rendered and reimbursement for expenses in the first and second quarter of 2003. With respect to the 56,615 shares issued in June 2003, as the deemed fair value of the shares issued exceeded the expenses to be reimbursed, the Company recognized a noncash charge of $17,800 in connection with the stock issuance.

The Series A and Series B Convertible Redeemable Preferred Stock provides for two years of guaranteed dividends at a rate of 5% per annum; accordingly, the Company allocated approximately $64,900 of the net proceeds from the offering of the preferred stock to accrued dividends payable, which represents the present value of the two-year dividends (discounted at 6%). This dividend is being accreted as a preferred dividend on a straight-line basis (which approximates the effective interest method) over the two-year guaranteed dividend period. During the six months ended June 30, 2005 and 2004, the combined accretion of the guaranteed dividends with respect to the Series A and Series B Convertible Redeemable Preferred Stock amounted to $0 and $1,300, respectively.

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

At March 31, 2005, the Company’s authorized common stock was inadequate to accommodate the conversions described above. On March 28, 2005, the Board of Director’s authorized the 10-for-1 reverse stock split. Effective June 27, 2005, the Company completed the ten-for-one reverse stock split. The accompanying consolidated financial statements have been adjusted to give retroactive effect to the reverse stock split for all periods presented. As of June 30, 2005, the Series A and B Convertible Redeemable Preferred Stock, including accrued dividends converted into 1,328,751 and 4,004,765 shares of common stock, respectively.

8. Shareholders’ Common Stock Equity

During the six months ended June 30, 2005, the Company issued 123,669 shares of common stock in exchange for services valued at $187,300.

As of June 27, 2005, each share of Series A and B Convertible Redeemable Preferred Stock, including accrued dividends, was converted into 1,328,751 and 4,004,765 shares of common stock, respectively.

In December 2003, four employees received a stock award of, in total, 5,000 shares of common stock valued at $22,500. 2,500 of these shares vested in December 2003 and the remaining 2,500 shares vested in December 2004.

In March 2003, the Company issued 210,000 shares of common stock for services to the Chairman, President and CEO of the Company, and 735,000 shares of common stock to a financial advisor for services rendered in connection with assistance in financial restructuring provided in the quarter ended September 30, 2003 and additional services to be provided over the next year. These shares have certain service milestones that provide for a clawback of shares if services are terminated. Of these shares, 70,875 vested immediately with a remaining balance of 212,625, of which 50% vested on October 1, 2003 and 50% vested on March 31, 2004, respectively. The 283,500 shares were valued at $0.20 per share, or $56,700. See Note 4.

9.  Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents, and trade receivables. The Company places its cash and cash equivalents with high quality financial institutions and, by policy, limits the amounts of credit exposure to any one financial institution.

The Company’s accounts receivable are principally derived from one industry and three customers, which represents a substantial risk.

In the first six months of 2005, revenues from the Company's three largest customers accounted for approximately 39%, 13% and 10%, respectively, of total revenues. Accounts receivable balances at June 30, 2005 from these three customers represented approximately 37%, 15% and 8%, respectively, of net accounts receivable. In the first six months of 2004, revenues from the Company's two largest customers accounted for approximately 61%, and 15%, respectively, of total revenues.

No other customer accounted for more than 10% of total revenue in the six months ended June 30, 2005 and 2004, respectively.

The concentrations of revenues and related receivables as of and for the six months ended June 30, 2005 as described above expose the Company to a relatively greater degree of risk of loss than would be the case with greater customer diversification.

10. Subsequent Event

On July 29, 2005, the Company entered into a Second Amendment to Loan Documents and an Over-advance Side Letter with Laurus (collectively, the “July 29th Amendment Documents”) pursuant to which, among other things, Laurus agreed to make an additional revolving credit line in the aggregate principal of $669,000 available to the Company until January 31, 2006. In addition, the July 29th Amendment Documents (a) postponed certain repayments by the Company of principal and interest on the Laurus indebtedness and (b) amended certain terms relating to repayment by the Company of its obligations to Laurus in common stock. As consideration for the transactions contemplated by the July 29th Amendment Documents, the Company agreed to issue to Laurus a seven year warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.01 per share. The Company has agreed to register the shares issuable upon the exercise of this warrant within 6 months from the closing of the July 29th Amendment Documents.

 Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain statements of a forward-looking nature relating to future performance of the Company. Prospective investors are cautioned that such statements are only predictions, and actual events or results may differ materially.

Overview

Effective June 27, 2005, we (a) changed our name from COMC, Inc. to ICF Corporation (the “Name Change”) and (b) effected a reverse split of our outstanding common stock by a ratio of one-for-ten (the “Reverse Split”). Each of these transactions was approved by a majority of stockholders. We effected the Name Change in order to identify the Company more closely with its wholly-owned operating subsidiary, ICF Communication Solutions, Inc. (“ICF”) and to capitalize on associated name-recognition and goodwill. We effected the Reverse Split in order to allow for the conversion of certain of our convertible securities. Also effective June 27, 2005, each share of the Company’s outstanding Convertible Redeemable Series A and Series B preferred stock plus accrued dividends and the 18% and 24% convertible notes payable plus accrued interest were converted into common stock at the applicable conversion ratios.

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

Recent Events

The Company had an operating loss in the first half of 2005 and incurred operating and net losses in 2004 and 2003, and has a capital deficiency at December 31, 2004 and June 30, 2005. The Company has limited additional financing available under its current accounts receivable financing facility in order to fund any additional cash required for its operations or otherwise. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management has taken steps during 2004 to improve the situation, including replacing a $2.75 million accounts receivable financing facility from Pacific Business Funding, a division of Greater Bay Bancorp, with a $5.5 million convertible note financing arrangement with Laurus Master Fund, Ltd., acquiring substantially all of the operating assets of Southwest Century Communications, Inc., a Houston, Texas based data and voice service provider, making further cuts in overhead costs, downsizing the Company’s Houston operations, and making changes in the Company’s management. During the first half of 2005 management continued to take steps to improve the situation by monitoring and reducing technical, administrative and sales personnel and other costs wherever possible and appropriate based on the Company’s current and anticipated sales volume.

Any temporary lack of available financing could have a materially unfavorable effect on the Company’s financial position.

Critical Accounting Policies:

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The summary of significant accounting policies appears in Note 1 to the condensed consolidated financial statements and describes the significant accounting polices and methods used in the preparation of the condensed consolidated financial statements. Estimates are used for, but are not limited to, revenue recognition, the allowance for doubtful accounts, and deferred tax assets. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the condensed consolidated financial statements.

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

Since our revenues and accounts receivable are concentrated in Bank of America, Wells Fargo and SBC, a significant change in the liquidity or financial position of these customers could have a material adverse impact on the collectability of our accounts receivables and our future operating results. A loss of any of these customers could have a material effect on our business. From time to time we may experience delays in the collection of our accounts receivable from our major customers, which could result in a cash flow problem and effect the viability of the business.

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

Revenues were $3,052,800 and $3,301,200 for the three months ended June 30, 2005 and 2004, respectively, representing a decrease of 7.5%. This decrease was primarily due to a decrease in orders from the Company’s two largest customers offset by an increase in business from new customers resulting from the acquisition of the assets of Southwest Century Communications, Inc.

Our revenues were $6,245,100 and $6,681,700 for the six months ended June 30, 2005 and 2004, respectively, representing a decrease of 6.5%. This decrease was primarily due to a decrease in orders from the Company’s two largest customers offset by an increase in business from new customers resulting from the acquisition of the assets of Southwest Century Communications, Inc.

Cost of revenues was $1,997,800 and $1,954,700 for the three months ended June 30, 2005 and 2004 respectively, representing an increase of 2.2%. Our gross profit for the comparable periods was $1,055,000 and $1,346,500, respectively, representing a decrease of 21.6%. The gross profit margin for the three months ended June 30, 2005 was 34.6% as compared to a gross profit margin of 40.8% for the three months ended June 30. 2004. This is due to a number of projects that had higher than anticipated costs associated with the projects in addition to some projects where the subcontract costs were higher than anticipated.

Cost of revenues was $4,026,600 and $3,916,400 for the six months ended June 30, 2005 and 2004 respectively, representing an increase of 2.8%. Our gross profit for the comparable periods was $2,218,500 and $2,765,300, respectively, representing a decrease of 19.8%. The decrease in margin was mainly due to a number of projects that had higher than anticipated costs associated with the projects in addition to some projects where the subcontract costs were higher than anticipated.

Selling, general and administrative ("SG&A") expenses increased 30.1% to $1,735,500 for the three months ended June 30, 2005 from $1,334,000 for the three months ended June 30, 2004. The increase in year over year comparable quarters was due to increased sales personnel hired by the Company. Also included in our SG&A expenses are our holding company expenses, which increased by $270,800 to $413,700 for the three months ended June 30, 2005 from $142,900 for the three months ended June 30, 2005. The increase in year over year comparable quarters was due to increased borrowings at the holding company instead of at the operating company level.

Selling, general and administrative ("SG&A") expenses increased 31.1% to $3,525,000 for the six months ended June 30, 2005 from $2,689,300 for the six months ended June 30, 2004. The increase in year over year comparable quarters was due to increased sales personnel hired by the Company. Also included in our SG&A expenses are our holding company expenses, which increased by $680,600 to $1,039,100 for the six months ended June 30, 2005 from $358,500 for the six months ended June 30, 2004. The increase in year over year quarters was due to increased borrowings at the holding company instead of at the operating company level, increased costs for shareholder communications, and increased use of outside consultants.

Depreciation and amortization expenses were $51,600 and $60,200 for the three months ended June 30, 2005 and 2004, respectively. This decrease was due to minimal purchases of field service and office equipment. We expect that depreciation will continue to decrease in dollar terms as a result of a reduction in investments in capital equipment required to support the business.

Depreciation and amortization expenses were $109,300 and $120,700 for the six months ended June 30, 2005 and 2004, respectively. This decrease was due to minimal purchases of field service and office equipment. We expect that depreciation will continue to decrease in dollar terms as a result of a reduction in investments in capital equipment required to support the business.

Other income (expense) consists of interest expense, remeasurement expense on warrants and options, settlement gain, and other. These items are discussed below:

Interest expense:
Aggregate interest expense increased for the three months ended June 30, 2005 to $(100,300) from $(96,700) for the three months ended June 30, 2004. Interest expense for our bank borrowings and capital lease financing increased to $(88,400) in the three months ended June 30, 2005 from $(78,800) in the three months ended June 30, 2004 due to increased utilization on our line of credit borrowings. Interest expense-related party decreased to $(11,900) in the three months ended June 30, 2005 from $(17,900) in the three months ended June 30, 2004 due to conversion of the 18% and 24% convertible notes payable plus accrued interest into shares of the Company’s common stock. During the three months ended June 30, 2005 and 2004, we also recognized noncash charges of $0 and $(47,800), respectively, resulting from the imputed beneficial conversion discount relating to certain shareholder loans and accreted dividends on Series A and B Redeemable Convertible Preferred Stock.

Aggregate interest expense decreased for the six months ended June 30, 2005 to $(193,600) from $(213,200) for the six months ended June 30, 2004. Interest expense for our bank borrowings and capital lease financing decreased to $(169,800) in the six months ended June 30, 2005 from $(178,600) in the six months ended June 30, 2004 due to decreased utilization on our line of credit borrowings. Interest expense -related party decreased to $(23,800) in the six months ended June 30, 2005 from $(34,600) in the six months ended June 30, 2004 due to the conversion of the 18% and 24% convertible notes payable plus accrued interest into shares of the Company’s common stock. During the six months ended June 30, 2005 and 2004, we also recognized noncash charges of $0 and $(95,600), respectively, resulting from the imputed beneficial conversion discount relating to certain shareholder loans and accreted dividends on Series A and B Redeemable Convertible Preferred Stock.

Remeasurement expense on warrants and options:
During the three months ended June 30, 2005 we booked other income in the amount of $2,528,200 related to the remeasurement of the fair value of the warrant and option liability. The Company estimated the fair value of the warrants and options using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 219%; risk free interest rate of 4.88%; and the contractual life of the warrants and options.

During the six months ended June 30, 2005 we booked other income in the amount of $2,219,300 related to the remeasurement of the fair value of the warrant and option liability. The Company estimated the fair value of the warrants and options using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 219%; risk free interest rate of 4.88%; and the contractual life of the warrants and options.

On December 31, 2004 (our fiscal year end), March 31, 2005 and June 30, 2005 the Company’s stock was trading at $2.00 and $2.00, $1.10 per share, respectively.

During the three months ended June 30, 2005 and 2004, the Company provided a 100% valuation allowance in our deferred tax assets as we are unable to conclude that it is more likely than not that such deferred tax assets will be realized.  During the six months ended June 30, 2005 and 2004, the Company provided a 100% valuation allowance in our deferred tax assets as we are unable to conclude that it is more likely than not that such deferred tax assets will be realized.

During the six-month period ended June 30, 2005 and June 30, 2004, we accrued a state tax provision of $0 and $1,600, respectively. We have a tax loss carryforward from prior years and, accordingly, did not recorded a federal tax provision for the three months or the six months ended June 30, 2005 as our pre-tax profit fully utilized the carryforward loss. In the three-month and six-month period ended June 30, 2004, we incurred an operating loss and, accordingly, there was no federal provision.

We had a loss from operations of $(732,100) for the three months ended June 30, 2005 compared to a loss from operations of $(47,700) for the three months ended June 30, 2004. We had a loss from operations of $(1,415,800) for the six months ended June 30, 2005 compared to a loss from operations of $(44,700) for the six months ended June 30, 2004.

Net income attributable to common shareholders was $1,465,500 or $0.36 per share for the three-month period ended June 30, 2005. This compares to a net loss attributable to common shareholders of $(216,000) or $(0.08) per share, after providing for a preferred stock dividend accrual of $32,400 for the three-month period ended June 30, 2004.

Net income attributable to common shareholders was $168,700 or $0.05 per share for the six-month period ended June 30, 2005. This compares to a net loss attributable to common shareholders of $(350,000) or $(0.13) per share, after providing for a preferred stock dividend accrual of $68,500 for the three-month period ended June 30, 2004.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $0 at June 30, 2005 compared to $238,800 at December 31, 2004. The decrease was mainly attributable to increased working capital requirements to fund operating activities.

Cash Flows From Operating Activities. For the six months ended June 30, 2005, cash used by operating activities was $(1,006,700) which resulted primarily from our operating net loss for the first six months of $(1,415,800) resulting from a decrease in operating assets of $196,400, and an increase in liabilities of $452,100.

Accounts receivable and work in process unbilled decreased by $107,100 due to increased collections offset a decline in billings from the previous quarter. Net increase in payables and accruals amounted to $510,400 primarily due to an increase in accrued payroll for executive salaries and account payables.

Cash Flows From Investing Activities. There were no significant investing activities during the six months ended June 30, 2005.

Cash Flows From Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2005 was $745,000. The cash generated arose from $802,900 of net proceeds from our secured revolving loan offset by repayments of the secured convertible term loan of $(242,400), $200,000 of cash generated from shareholder notes payable and by $(15,500) of debt repayment on capital lease obligations.

Our long-term liabilities include $1,150,000 in notes payable to shareholders.

Our net working capital at June 30, 2005 was a negative $4,456,300, a decrease of $4,849,000 from December 31, 2004.

The Company had an operating loss in the first half of 2005 and incurred operating and net losses in 2004 and 2003, and has a capital deficiency at December 31, 2004 and June 30, 2005. The Company has limited additional financing available under its current accounts receivable financing facility in order to fund any additional cash required for its operations or otherwise. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Management has taken steps during 2004 to improve the situation, including replacing a $2.75 million accounts receivable financing facility from Pacific Business Funding, a division of Greater Bay Bancorp, with a $5.5 million convertible note financing arrangement with Laurus Master Fund, Ltd., acquiring substantially all of the operating assets of Southwest Century Communications, Inc., a Houston, Texas based data and voice service provider, making further cuts in overhead costs, downsizing the Company’s Houston operations, and making changes in the Company’s management. During the first half of 2005 management continued to take steps to improve the situation by monitoring and reducing technical, administrative, and sales personnel and other costs wherever possible and appropriate based on the Company’s current and anticipated sales volume.

In the fourth quarter of 2003, certain Series A and B shareholders lent ICF, our operating subsidiary, $208,900 at 18% interest, convertible into common stock of the Company at $.08 per share, at the noteholder’s option. Interest is payable on the due date of January 2, 2005 with interest also convertible into common stock on the same basis as the principal. As the fair value of our stock in November and December 2003 exceeded the conversion price, we recognized a deemed noncash charge of 193,800 resulting from the imputed beneficial conversion discount. At March 31, 2004, the principal amount of $208,900 and accrued interest are convertible into 2,746,250 shares of common stock.

In the quarter ended June 30, 2004, certain Series A and B Convertible Redeemable Preferred shareholders lent ICF, $165,000 at 24% interest. Interest is payable on the due date of January 2, 2005. Interest expense associated with these loans from shareholders was accrued and aggregated $11,000 during the quarter ended June 30, 2004.

In February 2003, we entered into a one-year accounts receivable financing facility with Pacific Business Funding, a division of Cupertino National Bank, which is part of Greater Bay Bancorp, to replace our facility with Comerica. The Agreement with Greater Bay Bancorp provides, among its terms, a $1,000,000 financing facility with a borrowing formula of 80% of eligible receivables, collateralized with a first lien on all assets. The finance fees on this Greater Bay Bancorp facility are 1.5% per month (18% annual rate) on average daily cash balances with an additional administrative fee and an annual commitment fee. There are no financial covenants under this facility. On October 10, 2003, the maximum commitment under this financing facility was increased to $1,500,000. In connection with this increase, we executed a warrant agreement with Pacific Business Funding for 27,778 shares of our common stock at an exercise price of $0.90 per share and an expiration date of October 14, 2013. The warrant also provides Pacific Business Funding a $25,000 put in lieu of exercising the warrant. The Company has in the accompanying consolidated statements of operations, under the caption remeasurement of warrant and option liability, recognized $(24,900) and $73,600 in other (income) expenses for the warrant based on the estimated fair value of the warrant as of June 30, 2005 and 2004, respectively. The Company estimated the fair value of the warrant by using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 208%; risk free interest rate of 4.88%; and the contractual life of the warrant.

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

The following table discloses our contractual commitments, as of June 30, 2005, relating to lease obligations and long-term debt for future periods:

Years Ending December 31,
2005(six months)	$1,949,100
2006	888,500
2007	2,333,100
2008	66,000
2009	27,700
$5,264,400

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

Part II. OTHER INFORMATION

Item 1. Legal proceedings

On April 18, 2005, the Company and ICF filed a Complaint for Rent and Damages based upon breach of contract and breach of covenant of good faith and fair dealing arising from unpaid utility costs accrued and due from their sub-tenant, Home Lending, Inc., a California Corporation. These unpaid costs arose from a Standard Industrial/Commercial Single-Tenant lease (Gross) entered into between ICF and Home Lending dated May 16, 2000 regarding premises located at 1700 West Burbank Blvd., Burbank, California. The Company and ICF allege that ICF’s sub-tenant under this sub-lease failed to tender payment of such utility costs when due and after written demand was made. The sum at issue is $25,134 plus reimbursement of the Company’s attorney’s fees and costs. The Company is not aware of any potential or actual claim against the Company or ICF or potential unfavorable exposure arising from this action.

On or about April 8, 2005, Bowles & Verna, former counsel to ICF, filed an action seeking to recover prior attorney’s fees and costs in the amount of $28,731. A Service of the Complaint was effectuated on or about May 2, 2005. The fees and costs relate to services rendered by Bowles & Verna in the Bingham and Metropolitan Agency v. ICF matters. This matter was settled with Bowles & Verna under the terms of a settlement agreement dated July 15, 2005 whereby the Company agreed to pay the sum of $28,731 in monthly payments through December 15, 2007.

On August 8, 2004, the Company, for the sum of $6,300, settled an action brought by the trustee in bankruptcy of E-time Capital to settle what the trustee claimed was a preferential distribution. The amount was a de minimus settlement and was in the Company’s best interest.

On October 31, 2003, the Company filed a lawsuit in California bearing Case No. C03-02803 naming as defendants former employees of the Company and their related business entities. The Complaint contained causes of action for misappropriation of trade secrets, breach of contract and business torts. One group of defendants filed a Cross-Complaint against the Company and its Chief Operating Officer. The Company believes that there is no basis for the Cross-Complaint. A settlement was reached with the group of defendants that filed the Cross-Complaint. The settlement requires the Company’s insurer to pay the sum of $7,500 and the Company will pay $2,500 towards that defendants’ share of discovery referee fees. This group of defendants will be dismissed from the Complaint with prejudice and dismiss their Cross-Complaint with prejudice. Each party will bear their own attorney’s fees and costs. With respect to the remaining defendants, negotiations have been ongoing whereby a dismissal with prejudice for a waiver of attorney’s fees and costs may occur. Currently a trial date is set for August 1, 2005. It is anticipated that this matter may be fully settled as stated herein within the next 30-45 days.

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

On November 9, 2004, the Company and ICF entered into a Settlement Agreement, Mutual Release of All Claims and Covenant Not to Sue (the “Settlement Agreement”) with certain parties. The Settlement Agreement, among other things, called for a dismissal of the case, a mutual release of claims by the parties, a cash payment to the Company of $125,000 and the transfer to the Company of 83,333 shares of common stock. Pursuant to the contingency fee agreement referenced above, this cash payment and an equal amount of shares of common stock has been transferred to the Company’s outside counsel.

Item 2. Changes in Securities

Effective June 27, 2005, we (a) changed our name from COMC, Inc. to ICF Corporation (the “Name Change”) and (b) effected a reverse split of our outstanding common stock by a ratio of one-for-ten (the “Reverse Split”). Each of these transactions was approved by a majority of stockholders. We effected the Name Change in order to identify the Company more closely with its wholly-owned operating subsidiary, ICF Communication Solutions, Inc. (“ICF”) and to capitalize on associated name-recognition and goodwill. We effected the Reverse Split in order to allow for the conversion of certain of our convertible securities. Also effective June 27, 2005, each share of the Company’s outstanding Convertible Redeemable Series A and Series B preferred stock plus accrued dividends and the 18% and 24% convertible notes payable plus accrued interest were converted into common stock at the applicable conversion ratios. The Series A and B Convertible Redeemable Preferred Stock, including accrued dividends, converted into 1,328,751 and 4,004,765 shares of common stock, respectively, and the 18% and 24% convertibles notes and accrued interest were converted into 304,336 and 111,692 shares of common stock, respectively.

During the three months ended June 30, 2005, five holders of our common stock, including our CEO, agreed to lend the Company a total of $250,000 ($50,000 each) in exchange for 6.75% promissory notes which mature on November 30, 2007. Of the $250,000, $200,000 was received in June 2005 and the remaining $50,000 was received in July 2005. Each of these notes is convertible into common stock at the option of the noteholder at $1.70 per share.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No annual meeting has been held since October 4, 2000 and at this point, no date has been set for the next annual meeting. On March 28, 2005, the Company held a special meeting of shareholders (the “Special Meeting”) at 1114 Avenue of the Americas, New York, NY to grant the board of directors the authority to (a) change the name of the Company to “ICF Corporation” (the “Name Change”) and (b) effect a reverse split of the Company’s outstanding common stock by a ratio of one-for-ten at a date to be determined by the board of directors prior to June 30, 2005 (the “Reverse Split”). At the Special Meeting, the holders of issued and outstanding Company stock representing a majority of the total votes represented by all of the issued and outstanding Company stock entitled to vote at the Special Meeting voted to approve the Name Change and the Reverse Split. The Company effectuated the Name Change and the Reverse Split on June 27, 2005. For more information on the Name Change and Reverse Split, please see the Definitive Proxy Statement on Schedule 14A filed by the Company on February 24, 2005.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

(1)
Certificate of Incorporation, incorporated herein by reference to the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders, filed with the Commission on October 23, 2000, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the  "2000 Proxy Statement")

(2) By-laws, incorporated herein by reference to the 2000 Proxy Statement

(b) We filed two current reports on Form 8-K with the Securities and Exchange Commission during the second quarter of 2005. A summary of each of these filings is set forth below:

(1)
Report on Form 8-K filed on May 2, 2005 under Item 1.01 (Entry into a Material Definitive Agreement) and 3.02 (Unregistered sale of Equity Securities) regarding an amendment to the Registration Rights Agreement and the related issuance to Laurus of a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.23 per share.

(2)
Report on Form 8-K filed on June 30, 2005 under Item 5.03 (Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year) regarding the changing of the Company's name from COMC, Inc. to ICF Corporation and a one-for-ten reverse split of the Company's outstanding common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

COMC, INC.

Date: August 22, 2005	By:	/s/ Janice B. Fuellhart
Janice B. Fuellhart
Chairman

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