Form 10QSB/A
period 2005-06-30
ICF CORP
filed 2005-08-25
CIK 754568

THE SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

Yes [X]  No [  ]

As of August 15, 2005 a total of 9,425,612 shares of  ICF Corporation’s common stock were issued; 8,962,155 shares of ICF Corporation's common stock were outstanding, and
463,457 shares of ICF Corporation's  common stock are held in treasury.
Transitional Small Business Disclosure Format. Yes [  ] No [X]

ICF Corporation and Subsidiary

Table of Contents

10QSB/A

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

ICF Corporation and Subsidiary
Condensed Consolidated Balance Sheets
	June 30,	December 31,
	2005	2004
Assets	(unaudited)
Current:
Cash and cash equivalents	$—	$287,400
Accounts receivable, less allowance for doubtful accounts of $150,200 and $100,700, respectively	1,729,800	1,906,500
Unbilled receivables	643,400	409,100
Inventories	629,000	605,800
Prepaid expenses and other current assets	330,000	263,900
Total current assets	3,332,200	3,472,700
Property and equipment, net	633,800	724,200
Long-term deferred financing charges, net	3,136,100	3,469,000
Goodwill	425,700	371,800
Other assets	75,000	68,700
Total assets	$7,602,800	$8,106,400

Liabilities, convertible redeemable preferred stock and shareholders' deficiency:
Current liabilities:
Bank overdraft	$33,200	$—
Accounts payable	1,531,500	1,121,500
Accrued expenses	879,000	811,800
Current portion of capital lease obligations	29,600	31,700
Customer deposits	230,900	258,900
Accrued interest and dividends	47,900	163,400
Secured convertible revolving note	802,900	—
Convertible notes payable due related parties	—	396,500
Current portion of secured convertible term loan	—	2,000,000
Current portion of secured minimum borrowing note	1,000,000	1,000,000
Warrant and option liability	3,233,500	6,994,200
Total current liabilities	7,788,500	12,778,000
Capital lease obligations, net of current portion	10,400	23,800
Secured convertible term loan, less current portion	1,757,600	—
Notes payable shareholders	1,150,000	950,000

Convertible redeemable preferred stock:
Series A, $0.01 par value; 2,000,000 shares authorized; 0 and 1,205,216 shares issued and outstanding, respectively	—	165,200
Series B, $0.01 par value; 4,000,000 shares authorized; 0 and 1,806,219 shares issued and outstanding, respectively	—	830,200
Total liabilities and convertible redeemable preferred stock	10,706,500	14,747,200

Shareholders' deficiency:
Common stock, $0.01 par value; 40,000,000 shares authorized; 9,425,612 and 3,174,706 shares issued; 8,962,155 and 2,711,249 shares outstanding, respectively	89,600	317,400
Additional paid-in capital	21,633,500	18,037,300
Accumulated deficit	(22,432,800)	(22,601,500)
Treasury stock at cost: 463,457 and 463,457 shares, respectively	(2,394,000)	(2,394,000)
Total shareholders' deficiency	(3,103,700)	(6,640,800)
Total liabilities, convertible redeemable preferred stock and shareholders’ deficiency	$7,602,800	$8,106,400

See accompanying notes to condensed consolidated financial statements

 ICF Corporation and Subsidiary
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
		(As restated)		(As restated)

Revenues	$3,052,800	$3,301,200	$6,245,100	$6,681,700

Cost of revenues	1,997,800	1,954,700	4,026,600	3,916,400
Gross profit	1,055,000	1,346,500	2,218,500	2,765,300

Operating expenses:
Selling general and administrative	1,735,500	1,334,000	3,525,000	2,689,300
Depreciation and amortization	51,600	60,200	109,300	120,700
	1,787,100	1,394,200	3,634,300	2,810,000
Loss from operations	(732,100)	(47,700)	(1,415,800)	(44,700)
Other income (expense):
Interest expense	(88,400)	(78,800)	(169,900)	(178,600)
Interest expense - related party	(11,900)	(17,900)	(23,800)	(34,600)
Amortization of deferred finance charges	(230,800)	—	(441,600)	—
Remeasurement of warrant and option liability	2,528,200	8,600	2,219,300	73,600
Gain on sale of property and equipment	500	—	500	—
Accreted dividends on Series A and B preferred stock	—	(600)	—	(1,300)
Amortization of imputed beneficial conversion discount upon issuance of convertible debt	—	(47,200)	—	(94,300)
Total other income (expense)	2,197,600	(135,900)	1,584,500	(235,200)
Income (loss) before provision for income taxes	1,465,500	(183,600)	168,700	(279,900)
Income tax provision	—	—	—	1,600
Net income (loss)	1,465,500	(183,600)	168,700	(281,500)
Preferred stock dividend	—	(32,400)	—	(68,500)
Net income (loss) attributable to common shareholders	$1,465,500	$(216,000)	$168,700	$(350,000)

Income (loss) per common share attributable to common shareholders
Basic	$0.44	$(0.08)	$0.06	$(0.13)
Diluted	$0.36	$(0.08)	$0.05	$(0.13)

Weighted-average common shares outstanding
Basic	3,358,161	2,671,854	2,748,244	2,671,854
Diluted	4,120,302	2,671,854	3,470,644	2,671,854

See accompanying notes to condensed consolidated financial statements

ICF Corporation and Subsidiary
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2005	2004
	(unaudited)	(unaudited)
		(As restated)
Cash flows from operating activities:
Net income (loss)	$168,700	$(281,500)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	109,300	120,700
Change in fair value of put warrants	(2,219,300)	(73,600)
Provision for doubtful accounts	49,500	(18,300)
Gain on sale of property and equipment	(500)	—
Issuance of common stock for services	187,300	20,500
Imputed interest expense	—	1,300
Amortization of beneficial conversion discount upon issuance of convertible debt	—	94,300
Amortization of deferred financing charges	441,600	—

Changes in operating assets and liabilities:
Accounts and unbilled receivables	(107,100)	606,300
Inventories	(23,200)	(303,500)
Prepaid expenses and other current assets	(66,100)	(148,300)
Accounts payable	443,200	376,800
Accrued expenses	67,200	(49,600)
Customer deposits	(81,900)	(166,400)
Accrued interest	23,600	34,000
Net cash provided by (used in) operating activities:	(1,007,700)	212,700

Cash flows from investing activities:
Purchases of property and equipment	(18,900)	(5,800)
Proceeds from the sale of property equipment	500	—
Deposits and other assets	(6,300)	(29,800)
Net cash used in investing activities:	(24,700)	(35,600)

Cash flows from financing activities:
Proceeds from convertible shareholder notes payable	200,000	187,600
Payments on secured convertible notes payable	(242,400)	—
Proceeds from secured convertible revolving note	3,264,000	—
Payments on secured convertible revolving note	(2,461,100)	—
Advances from bank loans	—	6,853,300
Repayments of bank loans	—	(7,348,800)
Payments on capital lease obligations	(15,500)	(10,800)
Net cash provided by (used in) financing activities:	745,000	(318,700)

Net decrease in cash and cash equivalents	(287,400)	(141,600)
Cash and cash equivalents, beginning of period	287,400	384,300
Cash and cash equivalents, end of period	$—	$242,700

Cash paid for:
Interest	$262,100	$213,200
Income taxes	$—	$1,600

Non cash investing and financing activities:
Accrued dividend for Series A and B convertible redeemable preferred stock	$—	$68,500
Conversion of Series A and B convertible redeemable preferred stock and convertible notes payable into common stock	$1,531,000	$—
Goodwill related to Southwest Century acquisition	$53,900	$—

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

7. Convertible Redeemable Preferred Stock

As of June 27, 2005, the Series A and B Convertible Redeemable Preferred Stock, including accrued dividends, was converted into 1,358,751 and 4,004,765 shares of common stock, respectively.

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

Aggregate interest expense decreased for the six months ended June 30, 2005 to $(193,700) from $(213,200) for the six months ended June 30, 2004. Interest expense for our bank borrowings and capital lease financing decreased to $(169,900) in the six months ended June 30, 2005 from $(178,600) in the six months ended June 30, 2004 due to decreased utilization on our line of credit borrowings. Interest expense -related party decreased to $(23,800) in the six months ended June 30, 2005 from $(34,600) in the six months ended June 30, 2004 due to the conversion of the 18% and 24% convertible notes payable plus accrued interest into shares of the Company’s common stock. During the six months ended June 30, 2005 and 2004, we also recognized noncash charges of $0 and $(95,600), respectively, resulting from the imputed beneficial conversion discount relating to certain shareholder loans and accreted dividends on Series A and B Redeemable Convertible Preferred Stock.

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

Cash Flows From Operating Activities. For the six months ended June 30, 2005, cash used by operating activities was $(1,007,700) which resulted primarily from our operating net loss for the first six months of $(1,415,800) resulting from a decrease in operating assets of $196,400, and an increase in liabilities of $452,100.

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