Form 10QSB
period 2005-09-30
ICF CORP
filed 2005-11-21
CIK 754568

THE SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2005

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

Yes ☒    No ☐

As of November 15, 2005 a total of 9,489,651 shares of ICF Corporation’s common stock were issued; 9,026,194 shares of ICF Corporation's common stock were outstanding, and
463,457 shares of ICF Corporation's common stock are held in treasury.
Transitional Small Business Disclosure Format. Yes ☐ No ☒

ICF Corporation and Subsidiary

Table of Contents

10-QSB

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

ICF Corporation and Subsidiary
Condensed Consolidated Balance Sheets
	September 30,	December 31,
	2005	2004
Assets	(unaudited)
Current:
Cash and cash equivalents	$42,000	$287,400
Accounts receivable, less allowance for doubtful accounts of $198,600 and $100,700, respectively	2,431,800	1,906,500
Unbilled receivables	812,000	409,100
Inventories	664,600	605,800
Prepaid expenses and other current assets	208,600	263,900
Total current assets	4,159,000	3,472,700
Property and equipment, net	592,800	724,200
Long-term deferred financing charges, net	2,892,000	3,469,000
Goodwill	425,700	371,800
Other assets	54,500	68,700
Total assets	$8,124,000	$8,106,400

Liabilities, convertible redeemable preferred stock and shareholders' deficiency:
Current liabilities:
Accounts payable	$1,449,600	$1,121,500
Accrued expenses	832,200	811,800
Current portion of capital lease obligations	24,300	31,700
Customer deposits	199,100	258,900
Accrued interest and dividends	75,600	163,400
Secured convertible revolving note	2,305,200	—
Current portion notes payable	10,500	—
Convertible notes payable due related parties	—	396,500
Current portion of secured convertible term loan	545,400	2,000,000
Current portion of secured minimum borrowing note	1,000,000	1,000,000
Warrant and option liability	1,563,300	6,994,200
Total current liabilities	8,005,200	12,778,000
Capital lease obligations, net of current portion	7,700	23,800
Secured convertible term loan, less current portion	1,212,200	—
Notes payable shareholders	1,200,000	950,000
Notes payable, net of current portion	13,600	—
Convertible redeemable preferred stock:
Series A, $0.01 par value; 2,000,000 shares authorized; 0 and 1,205,216 shares issued and outstanding, respectively	—	165,200
Series B, $0.01 par value; 4,000,000 shares authorized; 0 and 1,806,219 shares issued and outstanding, respectively	—	830,200
Total liabilities and convertible redeemable preferred stock	10,438,700	14,747,200

Shareholders' deficiency:
Common stock, $0.01 par value; 40,000,000 shares authorized; 9,489,651 and 3,174,706 shares issued; 9,026,194 and 2,711,249 shares outstanding, respectively	90,300	317,400
Additional paid-in capital	21,738,400	18,037,300
Accumulated deficit	(21,749,400)	(22,601,500)
Treasury stock at cost: 463,457 and 463,457 shares, respectively	(2,394,000)	(2,394,000)
Total shareholders' deficiency	(2,314,700)	(6,640,800)
Total liabilities, convertible redeemable preferred stock and shareholders’ deficiency	$8,124,000	$8,106,400

See accompanying notes to condensed consolidated financial statements

ICF Corporation and Subsidiary
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$3,403,000	$2,878,200	$9,648,200	$9,559,900

Cost of revenues	2,303,900	1,926,400	6,330,500	5,842,800
Gross profit	1,099,100	951,800	3,317,700	3,717,100

Operating expenses:
Selling general and administrative	1,675,300	1,456,200	5,200,400	4,145,500
Depreciation and amortization	41,000	60,400	150,300	181,100
	1,716,300	1,516,600	5,350,700	4,326,600
Loss from operations	(617,200)	(564,800)	(2,033,000)	(609,500)
Other income (expense):
Interest expense	(109,000)	(103,400)	(278,900)	(282,000)
Interest expense - related party	(16,500)	(24,600)	(40,300)	(59,200)
Amortization of deferred finance charges	(244,100)	—	(685,700)	—
Warrant expense	(449,700)	—	(449,700)	—
Remeasurement of warrant and option liability	2,119,900	5,600	4,339,200	79,200
Gain on sale of property and equipment	—	—	500	—
Accreted dividends on Series A and B preferred stock	—	(400)	—	(1,700)
Amortization of imputed beneficial conversion discount upon issuance of convertible debt	—	(47,100)	—	(141,400)
Total other income (expense)	1,300,600	(169,900)	2,885,100	(405,100)
Income (loss) before provision for income taxes	683,400	(734,700)	852,100	(1,014,600)
Income tax provision	—	—	—	1,600
Net income (loss)	683,400	(734,700)	852,100	(1,016,200)
Preferred stock dividend	—	(42,000)	—	(110,500)
Net income (loss) attributable to common shareholders	$683,400	$(776,700)	$852,100	$(1,126,700)

Income (loss) per common share attributable to common shareholders
Basic	$0.08	$(0.29)	$0.17	$(0.42)
Diluted	$0.07	$(0.29)	$0.15	$(0.42)

Weighted-average common shares outstanding
Basic	8,990,120	2,671,909	5,092,121	2,671,873
Diluted	9,403,475	2,671,909	5,805,533	2,671,873

See accompanying notes to condensed consolidated financial statements

ICF Corporation and Subsidiary
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2005	2004
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net income (loss)	$852,100	$(1,016,200)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	150,300	181,100
Change in fair value of put warrants	(4,339,200)	(79,200)
Provision for doubtful accounts	97,900	(18,300)
Gain on sale of property and equipment	500	—
Issuance of common stock for services	292,900	3,500
Issuance of convertible redeemable Series B preferred stock for services	—	115,300
Imputed interest expense	—	1,700
Amortization of beneficial conversion discount upon issuance of convertible debt	—	141,400
Warrant expense	449,700	—
Amortization of deferred financing charges	685,700	—

Changes in operating assets and liabilities:
Accounts and unbilled receivables	(1,026,100)	39,600
Inventories	(58,800)	(204,500)
Prepaid expenses and other current assets	55,300	(139,700)
Accounts payable	356,800	526,500
Accrued expenses	20,400	(93,100)
Customer deposits	(113,700)	(163,000)
Accrued interest	51,300	51,300
Net cash provided by (used in) operating activities:	(2,524,900)	(653,600)

Cash flows from investing activities:
Purchases of property and equipment	(19,900)	(34,800)
Proceeds from the sale of property equipment	500	—
Deposits and other assets	14,200	(10,200)
Net cash used in investing activities:	(5,200)	(45,000)

Cash flows from financing activities:
Proceeds from convertible shareholder notes payable	250,000	187,600
Payments on secured convertible notes payable	(242,400)	—
Proceeds from secured convertible revolving note	6,915,700	—
Payments on secured convertible revolving note	(4,610,500)	—
Payments on notes payable	(4,600)	—
Advances from bank loans	—	10,044,700
Repayments of bank loans	—	(9,810,800)
Payments on capital lease obligations	(23,500)	(21,500)
Net cash provided by (used in) financing activities:	2,284,700	400,000

Net decrease in cash and cash equivalents	(245,400)	(298,600)
Cash and cash equivalents, beginning of period	287,400	384,300
Cash and cash equivalents, end of period	$42,000	$85,700

Cash paid for:
Interest	$341,800	$289,300

Non cash investing and financing activities:
Accrued dividend for Series A and B convertible redeemable preferred stock	$—	$54,900
Conversion of Series A and B convertible redeemable preferred stock and convertible notes payable into common stock	$1,531,000	$—
Goodwill related to Southwest Century acquisition	$53,900	$—

See accompanying notes to condensed consolidated financial statements.

ICF Corporation and Subsidiary
 Notes to Condensed Consolidated Financial Statements

1. Summary of Significant Accounting Policies

The Company and Principles of Consolidation

Effective June 27, 2005, the Company changed its name from COMC, Inc. to ICF Corporation (“the Company”) and completed a one-for-ten reverse stock split (“Reverse Split”). Following the effective date of the Reverse Split, the par value of the common stock remained at $0.01 per share. As a result, the Company reduced the common stock on its consolidated balance sheets as of the effective date by $334,200, with a corresponding increase in additional paid-in capital. All per-share amounts have been retroactively adjusted for all periods presented to reflect the Reverse Split.

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

Basis of Presentation

The interim condensed consolidated financial statements presented have been prepared by the Company without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature (except as discussed below) necessary for a fair statement of (a) the results of operations for the three months and the nine months ended September 30, 2005 and 2004, (b) the Company's financial position at September 30, 2005 and (c) the cash flows for the nine months ended September 30, 2005 and 2004. Interim results are not necessarily indicative of results for a full year.

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

Restatement

The accompanying condensed consolidated financial statements as of and for the nine months ended September 30, 2004 have been restated to correct errors pertaining to the accounting for certain debt and equity instruments issued by the Company during 2003. Specifically, the Company has adjusted its condensed consolidated financial statements for the nine months ended September 30, 2004 in order (i) to properly account for certain beneficial conversion features imbedded in its convertible redeemable preferred stock and convertible debt instruments in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, which had the effect of increasing the net loss attributable to common shareholders by $227,400; (ii) to properly account for the issuance of convertible redeemable preferred stock issued in exchange for the settlement of certain borrowings, which had the effect of increasing the net loss attributable to common shareholders by $0; and (iii) to correct a computational error made in determining the liability attributable to a derivative financial instrument, which had the effect of decreasing the net loss attributable to common shareholders and decreasing shareholders’ deficit by $25,000.

The aggregate effect of the foregoing matters on the reported net loss for the nine months ended September 30, 2004 is as follows:

	As Previously Reported	As Restated

Net loss	$(898,100)	$(1,016,200)
Net loss attributable to common shareholders	$(924,300)	$(1,126,700)
Basic and diluted net loss per common share attributable to common shareholders	$(0.35)	$(0.42)

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

Advertising Costs

The cost of advertising is expensed as incurred. Advertising costs for the nine months ended September 30, 2005 and 2004, were approximately $2,900 and $5,100, respectively.

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

As of September 30, 2005 and December 31, 2004, the fair values of the Company's financial instruments approximate their historical carrying amounts.

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

SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income (loss) and earnings (loss) per share as if compensation cost for the Company’s stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No.123. There were no options granted in the third quarter of 2005 and 2004. Under the accounting provisions of SFAS No. 123. The Company’s pro forma net loss and the basic and diluted net loss per share attributable to common shareholders would have been adjusted to the pro forma amounts below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income (loss) attributable to common shareholders:
As Reported	$683,400	$(776,700)	$852,100	$(1,126,700)
Add: Stock-based employee compensation expense included in net loss, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(700)	(700)	(2,100)	(2,100)
Pro forma net income (loss) attributable to common shareholders	$682,700	$(777,400)	$850,000	$(1,128,800)

Diluted income (loss) per share attributable to common shareholders
As reported	$0.07	$(0.29)	$0.15	$(0.42)
Pro forma	$0.07	$(0.29)	$0.15	$(0.42)

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Historical
Numerator:
Net income (loss)	$683,400	$(734,700)	$852,100	$(1,016,200)
Accreted preferred stock dividend	—	(42,000)	—	(110,500)
Net income (loss) attributable to common stockholders	$683,400	$(776,700)	$852,100	$(1,126,700)

Denominator:
Weighted-average common shares outstanding	8,990,120	2,671,909	5,092,121	2,671,873
Add: common stock equivalents	413,355	—	713,412	—
	9,403,475	2,671,909	5,805,533	2,671,873
Net income (loss) per share attributable to common stockholders
Basic	$0.08	$(0.29)	$0.17	$(0.42)
Diluted	$0.07	$(0.29)	$0.15	$(0.42)

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning in the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the Company’s results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

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

In November 2003, the Emerging Issues Task Force ("EITF") issued EITF No. 03-6 "Participating Securities and the Two-Class Method under FASB Statement No. 128", which provides for a two-class method of calculating earnings per share computations that relate to certain securities that would be considered to be participating in conjunction with certain common stock rights. This guidance is applicable to the Company starting with the third quarter beginning July 1, 2004. The Company believes that the adoption of this pronouncement does not impact the Company's earnings per share calculations for the three months and the nine months ended September 30, 2005 and 2004.

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

3. Future Prospects

The Company had an operating loss in the first nine months of 2005 after incurring operating and net losses in 2004 and 2003, and had a capital deficiency at September 30, 2005 and December 31, 2004. The Company has limited additional financing available in order to fund any additional cash required for its operations or otherwise. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Management has taken steps during 2004 and the first nine months of 2005 to improve the situation, including replacing a $2.75 million accounts receivable financing facility from Pacific Business Funding, a division of Greater Bay Bancorp, with a $5.5 million convertible note financing arrangement with Laurus Master Fund, Ltd., acquiring substantially all of the operating assets of Southwest Century Communications, Inc., a Houston, Texas based data and voice service provider, making further cuts in overhead costs, downsizing the Company’s Houston operations, and making changes in the Company’s management. During the first nine months of 2005 management continued to take steps to improve the situation by monitoring and reducing technical, administrative and sales personnel and other costs wherever possible and appropriate based on the Company’s current and anticipated sales volume.

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

In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the option to purchase up to 886,534 shares of common stock and the warrant to purchase up to 1,925,000 shares of common stock have been classified as short-term liabilities (with a corresponding entry to long-term deferred financing costs) and were originally valued at fair value on the date of issuance ($2,197,900 at November 30, 2004). The Company estimated the fair value of the warrant by using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 198%; risk free interest rate of 4.88%; and the contractual life of the warrant. At September 30, 2005, the Company marked to market the warrant and option liability and took a remeasurement charge of $(1,812,800). The Company estimated the fair value of the warrant by using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 220%; risk free interest rate of 4.88%; and the contractual life of the warrant. On September 30, 2005 and December 31, 2004, the Company’s stock was trading at $1.10 and $0.45 per share, respectively. The long-term deferred financing cost is being amortized to expense over three years, the term of the financing arrangements.

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

As of September 30, 2005 and December 31, 2004, the Company had incurred indebtedness in the amount of $5,062,800 and $3,000,000, respectively, under the Laurus Financing.

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

In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the option to purchase up to 100,000 shares of common stock have been classified as short-term liabilities (with a corresponding entry to long-term deferred financing costs) and were originally valued at fair value on the date of issuance ($108,700 at April 12, 2005). The Company estimated the fair value of the warrant by using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 199%; risk free interest rate of 4.88%; and the contractual life of the warrant. At September 30, 2005, the Company marked to market the warrant and option liability and took a remeasurement charge of $(64,500). The Company estimated the fair value of the warrant by using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 220%; risk free interest rate of 4.88%; and the contractual life of the warrant. On September 30, 2005 and December 31, 2004, the Company’s stock was trading at $1.10 and $0.45 per share, respectively. The long-term deferred financing cost is being amortized to expense over three years, the term of the financing arrangements.

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

In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the option to purchase up to 500,000 shares of common stock have been classified as short-term liabilities (with a corresponding entry to warrant expense on the Statement of Operations) and were originally valued at fair value on the date of issuance ($449,800 at July 28, 2005). The Company estimated the fair value of the warrant by using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 202%; risk free interest rate of 4.88%; and the contractual life of the warrant. At September 30, 2005, the Company marked to market the warrant and option liability and took a remeasurement charge of $(224,900). The Company estimated the fair value of the warrant by using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 220%; risk free interest rate of 4.88%; and the contractual life of the warrant. On September 30, 2005 and December 31, 2004, the Company’s stock was trading at $1.10 and $0.45 per share, respectively.

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

Lines of Credit

In February 2003, the Company entered into a one-year accounts receivable financing facility with Pacific Business Funding, a division of Cupertino National Bank, which is part of Greater Bay Bancorp, to replace its facility with Comerica. The Agreement with Greater Bay Bancorp provided, among its terms, a $1,000,000 financing facility with a borrowing formula of 80% of eligible receivables, collateralized with a first lien on all assets. The finance fees on this Greater Bay Bancorp facility are 1.5% per month (18% annual rate) on average daily cash balances with an additional administrative fee and an annual commitment fee. There were no financial covenants under this facility. On October 10, 2003, the maximum commitment under this financing facility was increased to $1,500,000. In connection with this increase, the Company executed a warrant agreement with Pacific Business Funding for 27,778 shares of the Company's common stock at an exercise price of $0.90 per share and an expiration date of October 14, 2013. The warrant also provides Pacific Business Funding a $25,000 put in lieu of exercising the warrant. As the puttable warrant may require cash settlement, the Company has classified the instrument as a liability in accordance with SFAS No. 150. The Company has in the accompanying consolidated statements of operations, under the caption remeasurement of warrant and option liability, recognized $(17,700) and $(79,200) in other (income) expenses for the warrant based on the estimated fair value of the warrant as of September 30, 2005 and 2004, respectively. The Company estimated the fair value of the warrant at September 30, 2005 using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 220%; risk free interest rate of 4.88%; and the contractual life of the warrant.

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

As of September 30, 2005, the annual maturities of the debt financing discussed above for years ending December 31, are as follows:

Years Ending December 31,
2005 (three months)	$3,337,200
2006	744,800
2007	2,236,900
$6,318,900

5.   Commitments and Contingencies

Operating Leases

The Company leases certain offices under operating leases expiring on various dates through 2007. Total rent expense charged to operations, net of sublease income was $170,500 and $168,100 for the nine months ended September 30, 2005 and 2004, respectively. As of September 30, 2005, the minimum future rental commitments under non-cancelable operating leases payable over the remaining terms of the operating leases are:

Years Ending December 31,
2005 (three months)	$97,600
2006	155,800
2007	147,800
2008	66,000
2009	27,700
$494,900

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

On October 31, 2003, the Company filed a lawsuit in California bearing Case No. C03-02803 naming as defendants former employees of the Company and their related business entities. The Complaint contained causes of action for misappropriation of trade secrets, breach of contract and business torts. One group of defendants filed a Cross-Complaint against the Company and its Chief Operating Officer. The Company believes that there is no basis for the Cross-Complaint. A settlement was reached with the group of defendants that filed the Cross-Complaint. The settlement requires the Company’s insurer to pay the sum of $7,500 and the Company will pay $2,500 towards that defendants’ share of discovery referee fees. This group of defendants will be dismissed from the Complaint with prejudice and dismiss their Cross-Complaint with prejudice. Each party will bear their own attorney’s fees and costs. With respect to the remaining defendants, negotiations have been ongoing whereby a dismissal with prejudice for a waiver of attorney’s fees and costs may occur. This matter was fully settled as stated herein.

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

During the year ended December 31, 2004, certain Series A and B preferred shareholders lent ICF $187,600 at 24% interest per annum. Interest expense associated with these loans advanced from shareholders was accrued and aggregated $0 and $30,700 for the nine months ended September 30, 2005 and 2004.

In the fourth quarter of 2003, certain Series A and B preferred shareholders lent ICF $208,900 at 18% interest, convertible into common stock of the Company at $0.80 per share of common stock, at the Noteholder's option. Interest is payable on the due date of January 2, 2005 with interest also convertible into common stock on the same basis as the principal. Interest expense associated with the above Loans from shareholders was accrued and aggregated during the nine months ended September 30, 2005 and 2004 in the amount of $0 and $21,200, respectively. The fair value of the Company’s common stock on the measurement date exceeded the conversion price applicable to the convertible notes; accordingly, the convertible notes were deemed to contain an imbedded beneficial conversion feature (“BCF”). The BCF was calculated to be approximately $730,000, however, the BCF is limited to the $208,900 net proceeds received upon issuance of the convertible debt. This $208,900 has been reflected as a discount against the carrying value of the convertible notes, which is being amortized as imputed interest expense on a straight-line basis over the remaining term of the convertible notes. At September 30, 2005 and December 31, 2004, the carrying value of the convertible notes amounted to $0 and $396,500, respectively. The amount of the BCF discount that was amortized during the nine months ended September 30, 2005 and 2004 amounted to $0 and $141,400, respectively.

In December 2003, the COO was awarded 667 shares of Series B Convertible Redeemable Preferred Stock, valued at $6,000, as compensation. In December 2003, the Controller and Principal Accounting Officer was awarded 222 shares of Series B Convertible Redeemable Preferred Stock, valued at $2,000, as compensation.

In March 2003, the Company issued 210,000 shares of common stock, valued at $42,000, for services that the CEO rendered in connection with assistance in financial restructuring during the quarter ended June 30, 2003 and additional services to be provided over the next year. During the quarter ended June 30, 2003, the CEO received 75,000 shares of Series B Convertible Redeemable Preferred Stock, valued at $15,000, as compensation for services rendered in connection with the restructuring. In December 2003, the CEO was awarded 667 shares of Series B Convertible Redeemable Preferred Stock, valued at $6,000, as compensation. In September 2004, the CEO was awarded 38,444 shares of Series B Convertible Redeemable Preferred Stock, valued at $115,300, as compensation. In November 2004, the CEO, COO and Principal Accounting Officer were awarded 222,219 shares of Series B Convertible Redeemable Preferred Stock valued in the aggregate at $355,600 as compensation.

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

At September 30, 2005 and December 31, 2004, the carrying value of the Series A and Series B Convertible Redeemable Preferred Stock amounted to $0 and $0 and $165,200 and $830,200, respectively. During the nine months ended September 30, 2005 and 2004, the combined accretion of the BCF discount with respect to the Series A and Series B Convertible Redeemable Preferred Stock amounted to $0 and $141,400, respectively.

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

The Series A and Series B Convertible Redeemable Preferred Stock provides for two years of guaranteed dividends at a rate of 5% per annum; accordingly, the Company allocated approximately $64,900 of the net proceeds from the offering of the preferred stock to accrued dividends payable, which represents the present value of the two-year dividends (discounted at 6%). This dividend is being accreted as a preferred dividend on a straight-line basis (which approximates the effective interest method) over the two-year guaranteed dividend period. During the nine months ended September 30, 2005 and 2004, the combined accretion of the guaranteed dividends with respect to the Series A and Series B Convertible Redeemable Preferred Stock amounted to $0 and $1,700, respectively.

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

8. Shareholders’ Common Stock Equity

During the nine months ended September 30, 2005, the Company issued 187,708 shares of common stock in exchange for services valued at $292,900.

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

In the first nine months of 2005, revenues from the Company's two largest customers accounted for approximately 40% and 13%, respectively, of total revenues. Accounts receivable balances at September 30, 2005 from these two customers represented approximately 42% and 16%, respectively, of net accounts receivable. In the first nine months of 2004, revenues from the Company's two largest customers accounted for approximately 65%, and 15%, respectively, of total revenues.

No other customer accounted for more than 10% of total revenue in the nine months ended September 30, 2005 and 2004, respectively.

The concentrations of revenues and related receivables as of and for the nine months ended September 30, 2005 as described above expose the Company to a relatively greater degree of risk of loss than would be the case with greater customer diversification.

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

Recent Events

The Company had an operating loss in the first nine months of 2005 and incurred operating and net losses in 2004 and 2003, and has a capital deficiency at December 31, 2004 and September 30, 2005. The Company has limited additional financing available under its current accounts receivable financing facility in order to fund any additional cash required for its operations or otherwise. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management has taken steps during 2004 to improve the situation, including replacing a $2.75 million accounts receivable financing facility from Pacific Business Funding, a division of Greater Bay Bancorp, with a $5.5 million convertible note financing arrangement with Laurus Master Fund, Ltd., acquiring substantially all of the operating assets of Southwest Century Communications, Inc., a Houston, Texas based data and voice service provider, making further cuts in overhead costs, downsizing the Company’s Houston operations, and making changes in the Company’s management. During the first nine months of 2005 management continued to take steps to improve the situation by monitoring and reducing technical, administrative and sales personnel and other costs wherever possible and appropriate based on the Company’s current and anticipated sales volume.

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

Since our revenues and accounts receivable are concentrated in Bank of America and Wells Fargo, a significant change in the liquidity or financial position of these customers could have a material adverse impact on the collectability of our accounts receivables and our future operating results. A loss of any of these customers could have a material effect on our business. From time to time we may experience delays in the collection of our accounts receivable from our major customers, which could result in a cash flow problem and effect the viability of the business.

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

Revenues were $3,403,000 and $2,878,200 for the three months ended September 30, 2005 and 2004, respectively, representing an increase of 18.2%. This increase was primarily due to an increase in orders from the Company’s two largest customers and an increase in business from new customers resulting from the acquisition of the assets of Southwest Century Communications, Inc.

Our revenues were $9,648,200 and $9,559,900 for the nine months ended September 30, 2005 and 2004, respectively, representing an increase of 9.2%. This increase was primarily due to an increase in orders from the Company’s two largest customers and an increase in business from new customers resulting from the acquisition of the assets of Southwest Century Communications, Inc.

Cost of revenues was $2,303,900 and $1,926,400 for the three months ended September 30, 2005 and 2004 respectively, representing an increase of 19.6%. Our gross profit for the comparable periods was $1,099,100 and $951,800, respectively, representing an increase of 15.5%. The gross profit margin for the three months ended September 30, 2005 was 32.3% as compared to a gross profit margin of 33.1% for the three months ended September 30. 2004. This is due to a number of projects that had higher than anticipated costs associated with the projects in addition to some projects where the subcontract costs were higher than anticipated.

Cost of revenues was $6,330,500 and $5,842,800 for the nine months ended September 30, 2005 and 2004 respectively, representing an increase of 8.3%. Our gross profit for the comparable periods was $3,317,700 and $3,717,100, respectively, representing a decrease of 10.7%. The decrease in margin was mainly due to a number of projects that had higher than anticipated costs associated with the projects in addition to some projects where the subcontract costs were higher than anticipated.

Selling, general and administrative ("SG&A") expenses increased 15.0% to $1,675,300 for the three months ended September 30, 2005 from $1,456,200 for the three months ended September 30, 2004. The increase in year over year comparable quarters was due to increased sales personnel hired by the Company. Also included in our SG&A expenses are our holding company expenses, which increased by $212,700 to $285,500 for the three months ended September 30, 2005 from $72,800 for the three months ended September 30, 2004. The increase in year over year comparable quarters was due to increased borrowings at the holding company instead of at the operating company level.

Selling, general and administrative ("SG&A") expenses increased 25.4% to $5,200,400 for the nine months ended September 30, 2005 from $4,145,500 for the nine months ended September 30, 2004. The increase in year over year comparable quarters was due to increased sales personnel hired by the Company. Also included in our SG&A expenses are our holding company expenses, which increased by $285,500 to $726,800 for the nine months ended September 30, 2005 from $441,300 for the nine months ended September 30, 2004. The increase in year over year quarters was due to increased borrowings at the holding company instead of at the operating company level, increased costs for shareholder communications, and increased use of outside consultants.

Depreciation and amortization expenses were $41,000 and $60,400 for the three months ended September 30, 2005 and 2004, respectively. This decrease was due to minimal purchases of field service and office equipment. We expect that depreciation will continue to decrease in dollar terms as a result of a reduction in investments in capital equipment required to support the business.

Depreciation and amortization expenses were $150,300 and $181,100 for the nine months ended September 30, 2005 and 2004, respectively. This decrease was due to minimal purchases of field service and office equipment. We expect that depreciation will continue to decrease in dollar terms as a result of a reduction in investments in capital equipment required to support the business.

Other income (expense) consists of interest expense, remeasurement expense on warrants and options, settlement gain, and other. These items are discussed below:

Interest expense:
Aggregate interest expense decreased for the three months ended September 30, 2005 to $125,500 from $128,000 for the three months ended September 30, 2004. Interest expense for our bank borrowings and capital lease financing increased to $109,000 in the three months ended September 30, 2005 from $103,400 in the three months ended September 30, 2004 due to increased utilization on our line of credit borrowings. Interest expense-related party decreased to $16,500 in the three months ended September 30, 2005 from $24,600 in the three months ended September 30, 2004 due to conversion of the 18% and 24% convertible notes payable plus accrued interest into shares of the Company’s common stock. During the three months ended September 30, 2005 and 2004, we also recognized noncash charges of $0 and $47,500, respectively, resulting from the imputed beneficial conversion discount relating to certain shareholder loans and accreted dividends on Series A and B Redeemable Convertible Preferred Stock.

Aggregate interest expense decreased for the nine months ended September 30, 2005 to $319,200 from $341,200 for the nine months ended September 30, 2004. Interest expense for our bank borrowings and capital lease financing decreased to $278,900 in the nine months ended September 30, 2005 from $282,000 in the nine months ended September 30, 2004 due to decreased utilization on our line of credit borrowings. Interest expense -related party decreased to $40,300 in the nine months ended September 30, 2005 from $59,200 in the nine months ended September 30, 2004 due to the conversion of the 18% and 24% convertible notes payable plus accrued interest into shares of the Company’s common stock. During the nine months ended September 30, 2005 and 2004, we also recognized noncash charges of $0 and $143,100, respectively, resulting from the imputed beneficial conversion discount relating to certain shareholder loans and accreted dividends on Series A and B Redeemable Convertible Preferred Stock.

Warrant expense:
The Company recorded $449,700 of warrant expense associated with the seven year warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.01 per share issued to Laurus on July 28, 2005.

Amortization of deferred financing charges:
Noncash long-term deferred financing charges were $244,100 and $0 for the three months ended September 30, 2005 and 2004, respectively. Noncash long-term deferred financing charges were $685,700 and $0 for the nine months ended September 30, 2005 and 2004, respectively.

Remeasurement expense on warrants and options:
During the three months ended September 30, 2005 we booked other income in the amount of $2,119,900 related to the remeasurement of the fair value of the warrant and option liability. The Company estimated the fair value of the warrants and options using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 220%; risk free interest rate of 4.88%; and the contractual life of the warrants and options.

During the nine months ended September 30, 2005 we booked other income in the amount of $4,339,200 related to the remeasurement of the fair value of the warrant and option liability. The Company estimated the fair value of the warrants and options using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 220%; risk free interest rate of 4.88%; and the contractual life of the warrants and options.

On December 31, 2004 (our fiscal year end), March 31, 2005, June 30, 2005 and September 30, 2005, the Company’s stock was trading at $2.00, $2.00, $1.10 and $0.45 per share, respectively.

During the three months ended September 30, 2005 and 2004, the Company provided a 100% valuation allowance in our deferred tax assets as we are unable to conclude that it is more likely than not that such deferred tax assets will be realized.  During the nine months ended September 30, 2005 and 2004, the Company provided a 100% valuation allowance in our deferred tax assets as we are unable to conclude that it is more likely than not that such deferred tax assets will be realized.

During the nine-month period ended September 30, 2005 and 2004, we accrued no state tax provision. We have a tax loss carryforward from prior years and, accordingly, did not recorded a federal tax provision for the three months or the nine months ended September 30, 2005 as our pre-tax profit fully utilized the carryforward loss. In the three-month and nine-month period ended September 30, 2004, we incurred an operating loss and, accordingly, there was no federal provision.

We had a loss from operations of $617,200 for the three months ended September 30, 2005 compared to a loss from operations of $564,800 for the three months ended September 30, 2004. We had a loss from operations of $2,033,000 for the nine months ended September 30, 2005 compared to a loss from operations of $609,500 for the nine months ended September 30, 2004.

Net income attributable to common shareholders was $683,400 or $0.08 per share for the three-month period ended September 30, 2005. This compares to a net loss attributable to common shareholders of $(776,700) or $(0.29) per share, after providing for a preferred stock dividend accrual of $42,000 for the three-month period ended September 30, 2004.

Net income attributable to common shareholders was $852,100 or $0.17 per share for the nine-month period ended September 30, 2005. This compares to a net loss attributable to common shareholders of $(1,126,700) or $(0.42) per share, after providing for a preferred stock dividend accrual of $110,500 for the three-month period ended September 30, 2004.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $42,000 at September 30, 2005 compared to $287,400 at December 31, 2004. The decrease was mainly attributable to increased working capital requirements to fund operating activities.

Cash Flows From Operating Activities. For the nine months ended September 30, 2005, cash used by operating activities was $2,524,900, which resulted primarily from our operating net loss for the first nine months of $617,200 resulting from a decrease in operating assets of $1,029,600, and an increase in liabilities of $314,800.

Accounts receivable and work in process unbilled increased by $1,026,100 due to decreased collections and increased billings. Net increase in payables and accruals amounted to $484,700 primarily due to an increase in accrued payroll for executive salaries and account payables.

Cash Flows From Investing Activities. There were no significant investing activities during the nine months ended September 30, 2005.

Cash Flows From Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2005 was $2,284,700. The cash generated arose from $2,305,200 of net proceeds from our secured revolving loan offset by repayments of the secured convertible term loan of $242,400, $4,600 of repayments of notes payable, $250,000 of cash generated from shareholder notes payable and by $23,500 of debt repayment on capital lease obligations.

Our long-term liabilities include $1,200,000 in notes payable to shareholders.

Our net working capital at September 30, 2005 was a negative $3,846,200, an increase of $5,459,100 from December 31, 2004.

The Company had an operating loss in the first nine months of 2005 and incurred operating and net losses in 2004 and 2003, and has a capital deficiency at December 31, 2004 and September 30, 2005. The Company has limited additional financing available under its current accounts receivable financing facility in order to fund any additional cash required for its operations or otherwise. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Management has taken steps during 2004 to improve the situation, including replacing a $2.75 million accounts receivable financing facility from Pacific Business Funding, a division of Greater Bay Bancorp, with a $5.5 million convertible note financing arrangement with Laurus Master Fund, Ltd., acquiring substantially all of the operating assets of Southwest Century Communications, Inc., a Houston, Texas based data and voice service provider, making further cuts in overhead costs, downsizing the Company’s Houston operations, and making changes in the Company’s management. During the first nine months of 2005 management continued to take steps to improve the situation by monitoring and reducing technical, administrative, and sales personnel and other costs wherever possible and appropriate based on the Company’s current and anticipated sales volume.

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

In the quarter ended September 30, 2004, certain Series A and B Convertible Redeemable Preferred shareholders lent ICF, $165,000 at 24% interest. Interest is payable on the due date of January 2, 2005. Interest expense associated with these loans from shareholders was accrued and aggregated $10,200 during the quarter ended September 30, 2004.

In February 2003, we entered into a one-year accounts receivable financing facility with Pacific Business Funding, a division of Cupertino National Bank, which is part of Greater Bay Bancorp, to replace our facility with Comerica. The Agreement with Greater Bay Bancorp provides, among its terms, a $1,000,000 financing facility with a borrowing formula of 80% of eligible receivables, collateralized with a first lien on all assets. The finance fees on this Greater Bay Bancorp facility are 1.5% per month (18% annual rate) on average daily cash balances with an additional administrative fee and an annual commitment fee. There are no financial covenants under this facility. On October 10, 2003, the maximum commitment under this financing facility was increased to $1,500,000. In connection with this increase, we executed a warrant agreement with Pacific Business Funding for 27,778 shares of our common stock at an exercise price of $0.90 per share and an expiration date of October 14, 2013. The warrant also provides Pacific Business Funding a $25,000 put in lieu of exercising the warrant. The Company has in the accompanying consolidated statements of operations, under the caption remeasurement of warrant and option liability, recognized $(4,339,200) and $(79,200) in other (income) expenses for the warrant based on the estimated fair value of the warrant as of September 30, 2005 and 2004, respectively. The Company estimated the fair value of the warrant by using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%; expected volatility of 220%; risk free interest rate of 4.88%; and the contractual life of the warrant.

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

The following table discloses our contractual commitments, as of September 30, 2005, relating to lease obligations and long-term debt for future periods:

Years Ending December 31,
2005(three months)	$3,434,800
2006	900,600
2007	2,384,700
2008	66,000
2009	27,700
$6,813,800

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

On October 31, 2003, the Company filed a lawsuit in California bearing Case No. C03-02803 naming as defendants former employees of the Company and their related business entities. The Complaint contained causes of action for misappropriation of trade secrets, breach of contract and business torts. One group of defendants filed a Cross-Complaint against the Company and its Chief Operating Officer. The Company believes that there is no basis for the Cross-Complaint. A settlement was reached with the group of defendants that filed the Cross-Complaint. The settlement requires the Company’s insurer to pay the sum of $7,500 and the Company will pay $2,500 towards that defendants’ share of discovery referee fees. This group of defendants will be dismissed from the Complaint with prejudice and dismiss their Cross-Complaint with prejudice. Each party will bear their own attorney’s fees and costs. With respect to the remaining defendants, negotiations have been ongoing whereby a dismissal with prejudice for a waiver of attorney’s fees and costs may occur. This matter was fully settled as stated herein.

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
(b) Reports on Form 8-K
We filed no reports on Form 8-K with the Securities and Exchange Commission during the third quarter of 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ICF Corporation

Date: November 21, 2005	By:	/s/ Janice B. Fuellhart
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